Form 10-K
period 2024-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2025-03-07
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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

CLECO
CLECO POWER	2024 FORM 10-K
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

CLECO
CLECO POWER	2024 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries.
Cleco Cajun Acquisition
The transaction between Cleco Cajun and NRG Energy, Inc. in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Cleco Cajun Acquisition Purchase and Sale Agreement

Cleco Cajun Acquisition Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., South Central Generating, and Cleco Cajun
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group to the Cleco Cajun Purchasers on June 1, 2024, in accordance with the Cleco Cajun Divestiture Purchase and Sale Agreement
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I
Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power formed to purchase and own storm recovery property, to issue one or more series of storm recovery bonds, and to perform activities incidental thereto

Cleco Securitization II
Cleco Securitization II LLC, a special-purpose, wholly owned subsidiary of Cleco Power formed to purchase and own energy transition property, to issue the energy transition bonds, and to perform activities incidental thereto

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020

CLECO
CLECO POWER	2024 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A power station in Mansfield, Louisiana that was retired on December 31, 2021, in which Cleco Power has a 50% ownership interest
EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream. Cleco Evangeline LLC was dissolved effective July 29, 2021
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FEED	Front End Engineering Design
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Plan
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees

CLECO
CLECO POWER	2024 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
ppb	Parts per billion
Project Diamond Vault	Cleco Power’s proposed project to reduce up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, previously a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 47-MW waste-heat steam generating unit located in Franklin, Louisiana
STIP	Short-Term Incentive Plan
Storm Recovery Property
Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana. Teche Unit 3 was retired on June 1, 2024

CLECO
CLECO POWER	2024 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Annual Report on Form 10-K, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including changes resulting from the new presidential administration, present and potential environmental remediation costs, restrictions on emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to global conflicts and hostilities,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, and performance metrics related to data centers, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,

CLECO
CLECO POWER	2024 FORM 10-K
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2024, and 2023 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2024 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Holdings is a public utility holding company that holds investments in its principal operating business segment, Cleco Power, and prior to the close of the Cleco Cajun Divestiture, Cleco Cajun. Cleco Holdings, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005. Cleco Holdings’ predecessor was incorporated on October 30, 1998, under the laws of the state of Louisiana. In 2016, Cleco Holdings became a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners.
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 295,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, was an unregulated electric utility that owned 14 generating units with a total rated capacity of 3,379 MW and supplied wholesale power and capacity in Louisiana. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. The results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. On June 1, 2024, the Cleco Cajun Divestiture closed. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — “Discontinued Operations.”
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

HUMAN CAPITAL
Cleco’s key human capital management objectives are to attract, retain, and develop top talent while providing an inclusive, healthy, and safe workplace. Cleco’s programs are designed to create a high-performing, inclusive workforce; reward and support employees through competitive pay and benefits, as well as safety and wellness programs; enhance culture through efforts aimed at making the workplace more engaging and championing a sense of belonging; facilitate programs that build connections between employees and communities; and evolve and invest in technology, tools, and resources to enable employees at work.
At December 31, 2024, Cleco had 1,158 employees and Cleco Power had 794 employees, all of which were full-time. Currently, one of Cleco’s employees is covered by a collective bargaining agreement. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.
Cleco believes that fostering inclusivity is the primary driver of better employee engagement, increased innovation, and higher customer satisfaction. With greater workplace inclusion, Cleco seeks to create the conditions for high performing teams to do their best work. The following are some of Cleco’s inclusion achievements:

•continued empowerment of the Cleco Inclusion Culture Council as a group of leaders to advance Cleco’s inclusion strategy to help make its business stronger,
•continued to increase inclusion communications internally and externally,
•continued to fund the Power of a Promise Scholarship to educate and employ individuals with limited financial resources in the central Louisiana area, and
•implemented employee development programs.

Health, Safety, and Wellness
The success of Cleco’s business is fundamentally connected to the well-being of its employees. Accordingly, Cleco is committed to the health, safety, and well-being of its employees.
Cleco has a strong safety culture and continues to develop programs to ensure its employees are safe at work and away from work. Cleco strives to improve its safety culture

CLECO
CLECO POWER	2024 FORM 10-K
in an effort to be a world-class safety organization with top decile performance compared to peer companies with the goal of reaching a target of zero for injuries and accidents. To accomplish this goal, Cleco continues to implement several safety initiatives throughout the organization aimed at both leading and lagging indicators in an effort to reduce the number and severity of safety incidents. Cleco utilizes employee-led safety teams throughout the company to drive the safety initiatives and provide feedback to senior management. In addition to Occupational Safety and Health Administration mandated safety training, employees receive human performance and energy wheel (hazard identification) training designed to improve total organization performance.
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

Compensation and Benefits
Cleco is committed to offering market-competitive compensation and benefits to its employees. Its incentive plan reinforces and rewards individuals for achievement of specific company goals. Cleco’s benefit offerings are designed to meet the varied and evolving needs of an inclusive workforce and offer choice where possible so employees can customize their benefits to meet their needs and the needs of their families. These offerings include a 401(k) Plan, healthcare benefits, health savings and flexible spending accounts, and a variety of insurance options.

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has continued to revamp its recruiting and hiring practices, technologies, and resources as well as expand its focus on continuous learning and development. Cleco utilizes industry-leading methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skills and competency gaps. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual performance review process. Cleco provides its employees with a multitude of resources, such as online learning platforms that provide quick access to learning resources, tuition reimbursement, and talent and succession planning. Cleco also encourages employees to engage in external workshops and organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

Employee Engagement
Employee sentiment is important to Cleco. The company measures this throughout the year via employee engagement surveys. One of the key metrics used is the Employee Net
Promoter Score (eNPS), which is an indicator of employees’ likelihood to recommend Cleco as a place of employment to friends and/or family. Cleco strives to consistently receive a strong eNPS score year over year. Other important areas measured on the employee engagement surveys include future outlook, leadership, safety, inclusion, communications, vibrancy, and goals.
Pulse, which is Cleco’s mobile, two-way communication platform for employees, allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how internal communication supports Cleco’s business objectives. In support of employee engagement efforts, Pulse is the cornerstone of communication for all Cleco employees.

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

Oversight and Governance
Cleco’s Leadership Development and Compensation Committee, through its charter, provides oversight of Cleco’s policies, programs, and initiatives focusing on workforce inclusion. Cleco’s Governance and Public Affairs Committee, through its charter, provides oversight of Cleco’s charitable donations, outreach, and economic development funding programs.

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2024, and 2023 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2024, Cleco Power’s aggregate net electric generating capacity was 2,519 MW. This amount reflects the maximum production capacity these units can

CLECO
CLECO POWER	2024 FORM 10-K
sustain over a specified period of time under certain conditions.
In January 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3, and on June 1, 2024, Teche Unit 3 was retired.
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2024:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		419		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	148	(2)	coal	steam
Madison Unit 3	2010	641		603		petroleum coke/coal	steam
Acadia Unit 1	2002	580		538		natural gas	combined cycle
Coughlin Unit 6	2000	264		250		natural gas	combined cycle
Coughlin Unit 7	2000	511		480		natural gas	combined cycle
Teche Unit 4	2011	33		34		natural gas	combustion
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		2,676		2,519
(1) Values supported by tests performed between September 2023 and August 2024.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2024	9,201	89.9%
2023	10,250	83.3%
2022	10,842	87.0%

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
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		COAL	NATURAL GAS		PETROLEUM COKE		WASTE HEAT	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2024	$41.76	5.3%	$21.97	92.1%	$106.39	0.4%	2.2%	$23.23
2023	$41.27	8.5%	$24.96	81.0%	$62.48	8.4%	2.1%	$29.18
2022	$31.56	14.1%	$54.78	66.7%	$57.64	17.0%	2.2%	$51.02
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

Coal and Petroleum Coke Supply
Cleco Power uses coal for generation at Rodemacher Unit 2 and a combination of coal and petroleum coke for generation at Madison Unit 3. Cleco Power had adequate coal and petroleum coke supply to meet its operational needs during 2024. Parties with whom Cleco Power had an existing railcar lease and existing marine transportation delivery agreements were able to satisfy the fuel needs of both generating stations in 2024. During 2024, Cleco Power purchased approximately 222,000 tons of coal and 110,000 tons of petroleum coke. At

CLECO
CLECO POWER	2024 FORM 10-K
December 31, 2024, coal inventory at Rodemacher Unit 2 was approximately 199,000 tons, which is approximately an 83-day supply. At December 31, 2024, coal inventory at Madison Unit 3 was approximately 424,000 tons and petroleum coke inventory at Madison Unit 3 was approximately 259,000 tons, which collectively totals to an approximate 72-day supply.
Cleco Power is utilizing a short-term, fixed-price coal agreement to meet its coal supply needs at Rodemacher Unit 2 during 2025. Cleco will use its existing rail transportation agreement to transport coal to Rodemacher Unit 2 through December 31, 2025, and will reassess this agreement upon its expiration in March 2027.
As a result of previously executed petroleum coke supply contracts, Cleco Power has sufficient coal and petroleum coke supply for anticipated operations at Madison Unit 3 during 2025. Cleco Power has barge logistics agreements for delivery of petroleum coke and coal at Madison Unit 3 through April 15, 2025. Subsequently, Cleco Power expects to contract marine transportation and logistics for Madison Unit 3 fuel on an as-needed basis. For more information on Cleco Power’s barge logistics agreements, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Finance Lease.”
Cleco Power’s continuous supply of coal and petroleum coke may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Cleco Power’s continuous supply of petroleum coke may also be interrupted by change in regional and global refining output.

Natural Gas Supply
Cleco Power owns natural gas pipelines and interconnections at all of its natural gas generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for its customers. Cleco Power also uses underground salt dome gas storage to help mitigate supply disruptions to its generating facilities and to operationally balance gas supply to its units. During 2024, Cleco Power utilized purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers as well as gas in storage to meet its natural gas requirements. Additionally, during 2024, Cleco Power utilized short-term and long-term natural gas firm transportation contracts with one interstate pipeline and two self-built pipeline laterals directly connected to a storage hub to supply fuel to its power plants. During 2024, Cleco Power purchased approximately 63.7 million MMBtu of natural gas from various suppliers for the generation of electricity. At December 31, 2024, Cleco Power had 1.8 million MMBtu of natural gas in storage.
Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers and firm transportation contracts. Currently, Cleco Power anticipates that its diverse supply options and natural gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies. To the extent natural gas supplies may become disrupted or natural gas prices significantly increase, Cleco Power may in some instances use alternate fuels or rely to a larger extent on coal and purchased power.
Sales
Cleco Power’s 2024 and 2023 system peak demands, which occurred on January 17, 2024, and August 23, 2023, were 2,777 MW and 2,759 MW, respectively. Generally, sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather and Climate Vulnerabilities.”
During both 2024 and 2023, Cleco Power was a net seller of MWs in the MISO capacity auction. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
Customers and Competition
During 2023, one wholesale customer accounted for 11.0% and 10.8% of Cleco’s and Cleco Power’s consolidated revenue, respectively. On March 31, 2024, the contract with this significant wholesale customer expired and was not renewed with Cleco Power; therefore, neither Cleco nor Cleco Power had any customer that accounted for 10% or more of consolidated revenue during 2024.
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
On July 16, 2024, the LPSC adopted minimum physical capacity threshold requirements for load serving entities. The LPSC’s final rule could materially impact Cleco Power’s results of operations, financial condition, or cash flows. Management is unable to determine the effect this rule will have on Cleco Power’s operations at this time.
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

CLECO
CLECO POWER	2024 FORM 10-K

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
For information on Cleco’s wholesale rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Wholesale Rates.”
For information on Cleco Power’s current FRP, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — FRP.” For information on the residential revenue decoupling regulatory liability, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Residential Revenue Decoupling.”
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

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms that vary in length. Historically,
Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Currently, two parish franchise agreements remain expired; however, Cleco continues to serve the customers in those parishes. Cleco Power is continuing to make efforts to renew these franchise agreements.

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

•the ability of electric utilities to recover stranded costs,
•the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,
•the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•transmission reliability standards mandates,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•comprehensive environmental regulation in the areas of air, water, and waste,
•development of additional regulations or changes to existing regulations by the new presidential administration, and
•FERC’s ability to impose financial penalties.

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

CLECO
CLECO POWER	2024 FORM 10-K
Environmental requirements affecting electric power facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If recovery were to be approved by the LPSC, Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For information on Cleco’s expected capital expenditures related to environmental compliance, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

Air Quality

Regional Haze SIP
The CAA requires the EPA to implement a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility conditions by 2064. To attain this goal, states are required to develop a SIP every ten years, which, among other things, must include requirements for making reasonable progress toward the national visibility goal, which could include the installation of costly controls on stationary sources such as EGUs. SIPs for the second regional haze planning period were due to the EPA by July 31, 2021. In August, 2022, the EPA published a finding that Louisiana and fourteen other states failed to submit a regional haze SIP for the second planning period. Such finding requires the EPA to issue a FIP within two years if the LDEQ does not submit a SIP before then. Until the LDEQ determines what the reasonable progress requirements are for Cleco’s units, completes its update of the SIP, and the SIP is approved by the EPA, or the EPA issues a FIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

CSAPR
Cleco’s units are subject to CSAPR, a cap-and-trade type program requiring EGUs in several states, including Louisiana, to make substantial reductions in NOx emissions, which contribute to ozone to reduce interstate transport of such pollution to meet the CAA’s “good neighbor” provision.
In October 2015, the EPA promulgated the 2015 ozone NAAQS, to lower the level of both the primary and secondary ground-level ozone standards, which prompted Louisiana to develop a “good neighbor” SIP. Louisiana submitted a SIP to the EPA that determined no additional controls on stationary sources such as EGUs were needed to address interstate transport of ozone precursors, including NOx. In February 2023, the EPA issued a disapproval of the “good neighbor” SIP submitted by Louisiana and a number of other states, for the 2015 ozone NAAQS, which was subsequently challenged in regional circuit courts. In May 2023, the U.S. Court of Appeals for the Fifth Circuit temporarily stayed the disapproval of the “good neighbor” SIP for Louisiana pending judicial review.
To address the SIP disapprovals, in June 2023, the EPA published a final “good neighbor” FIP for Louisiana and the other states subject to SIP disapprovals. The final FIP included revision to CSAPR, which resulted in the allocation of fewer NOx emission allowances to Cleco’s units and could cause Cleco to buy additional allowances and/or take other measures to comply. However, the FIP did not take effect in Louisiana due to the Fifth Circuit stay of the Louisiana SIP disapproval. In addition, numerous parties filed petitions for review of the FIP in various circuit courts and, in June 2024, the U.S. Supreme Court issued an order granting emergency applications to stay the FIP.
In November 2024, the EPA issued an interim final rule to put the prior CSAPR NOx allowance allocations back into effect pending the outcome of the challenges to the SIP disapprovals and the FIP. The final effect of these rulemakings on the Registrants’ results of operations, financial condition, or cash flows cannot be determined until the litigation over the rulemakings has been resolved.

NSPS
On May 9, 2024, the EPA issued a final rule under Section 111 of the CAA to regulate GHG emissions from existing fossil-fuel fired electric steam generating units and NSPS for modified coal-fired units and new or reconstructed stationary combustion turbines (Section 111 GHG Rule). For existing units, the state will be required to submit an implementation plan to the EPA by May 11, 2026, while the NSPS are applicable as of the effective date of the rule. The Section 111 GHG rule is currently being challenged by several parties. If upheld, the final rule requires significant reductions in CO2 emissions for existing coal-fired EGUs. Cleco’s compliance with the Section III GHG Rule’s requirements for existing EGUs could have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the Section 111 GHG Rule, that would trigger the application of the NSPS.

NAAQS
In March 2024, the EPA published a final rule regarding the NAAQS for fine particulate matter (PM2.5), which lowered the prior standard from 12 micrograms/cubic meter to 9 micrograms/cubic meter. The rule is currently in litigation and the EPA has not yet designated any areas as nonattainment for the revised standard. Cleco cannot predict the likelihood or potential impacts of the final rule on its generating units at this time.

Water Quality
In August 2014, the EPA issued final regulations to establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA to protect fish and other aquatic wildlife. Portions of the final rule could apply to Cleco’s fossil fuel steam electric generating stations. Until the studies required by the final rule are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.

CLECO
CLECO POWER	2024 FORM 10-K
In November 2015, the EPA released the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category Rule (ELG Rule), which focused on reducing the discharge of metals in wastewater from generating facilities to surface waters.
In 2020, the EPA revised the effluent limitations guidelines and standards to flue gas desulfurization and bottom ash transport waste waters for the steam electric power generating source category. The 2020 rule allows a unit to come into compliance with the ELG Rule by qualifying as an electric generating unit that will achieve permanent cessation of coal combustion by December 31, 2028. Under this compliance option, Cleco submitted a timely Notice of Planned Participation for the Dolet Hills Power Station and Rodemacher Unit 2.
On May 9, 2024, the EPA issued a final rule that imposes discharge limits on landfill leachate and on the legacy wastewater in retiring impoundments. Cleco is unable to predict at this time if this will have a material impact on the results of operations, financial condition, or cash flow of the Registrants.

Solid Waste Disposal
In August 2020, the EPA published a final rule regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule) that would set deadlines for costly modifications, including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2 and Dolet Hills Power Station to comply with the final CCR Rule. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The demonstration for Rodemacher Unit 2, which was deemed complete by the EPA on January 11, 2022, is still subject to EPA approval based on pending technical reviews.
On May 8, 2024, the EPA published a final rule that would regulate CCR Management Units (MUs), which includes non-containerized accumulations of CCR on the land at facilities otherwise subject to federal CCR regulations. The final regulation mandates the conducting of facility evaluations at such facilities after the effective date of the rule to determine if MUs are present. For any identified MUs of a particular size, the regulation would require evaluating any impacts on groundwater along with planning for closure of any identified CCR MU sites. Cleco does not expect this final rule to have a material financial impact on its generating units and environmental obligations.
As a result of solid waste disposal regulations, Cleco Power has AROs for the retirement of certain ash disposal facilities. All costs of the CCR Rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation. For more information on Cleco’s compliance strategies and financial impacts of the CCR Rule, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.” For more information on the regulatory treatment of Cleco Power’s AROs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — AROs.”
In October 2023, the LDEQ published a proposed rule, Disposal of Coal Combustion Residuals, to regulate CCR units under a state permit program. Until Louisiana has finalized its CCR permit program rule and such program has been approved by the EPA, Cleco cannot determine if there will be a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
CERCLA imposes strict liability on parties responsible for the presence of hazardous substances at a site. In 2008, the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the Devil’s Swamp Lake site located northwest of Baton Rouge, Louisiana. In August 2020, the EPA signed a Record of Decision for the Devil’s Swamp Lake site that defines a remediation approach for cleaning up the site and monitoring the natural recovery of certain areas of the lake. Clean Harbors, Inc. and two of its subsidiaries, have reached an over $5.0 million agreement with the Justice Department and the EPA to clean up the contamination at the Devil’s Swamp Lake site. This agreement consists of estimated costs of over $3.0 million for the clean up of the site and $2.0 million for reimbursement to the U.S. for costs incurred in responding to contamination at the site. At this time management is unable to determine how significant Cleco’s share of the costs associated with the response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2024 FORM 10-K

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
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries, mainly Cleco Power. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary ranking senior to that held by Cleco Holdings. Cleco Power is subject to regulation by various governmental agencies, including the LPSC. The 2016 Merger Commitments also provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

OPERATIONAL RISKS

Future Electricity Sales

Cleco’s future electricity sales and cash flows could be negatively affected by adverse macroeconomic conditions.
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s residential, commercial, wholesale, and industrial customers. Such resulting decreased power consumption, could cause a corresponding decrease in base revenue for Cleco Power. The reduced production or shutdown of customer facilities could substantially reduce Cleco Power’s base revenue in such cases.

Various factors driving supply and demand for electricity could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Demand for the Registrants’ services can be driven by changing populations within their service territory, significant changes in commercial or industrial customers, or other changes in consumer habits such as energy conservation and energy efficiency efforts. Increased energy demand or significant accelerated growth in demand due to new data centers, widespread adoption of electric vehicles, or other customer changes could require enhancements to the Registrants’ infrastructure. As discussed below, the ability of the Registrants to construct new facilities is dependent upon factors outside of their control, including obtaining regulatory approvals and environmental and other permits. Any delay in or inability to complete construction of new facilities or expand and/or retrofit existing facilities could have an adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Alternatively, regulatory and legislative bodies have proposed or introduced, and may in the future propose or introduce, requirements and incentives to reduce energy consumption. Future electricity sales could be impacted by customers switching to alternative sources of energy, on-site power generation, and retail customers purchasing less electricity due to increased conservation efforts or expanded energy efficiency measures. Declining usage could result in an under-recovery of fixed costs at Cleco Power. An increase in energy conservation, energy efficiency efforts, and other efforts that reduce energy demand without the ability for Cleco Power to recover lost revenue could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Weather and Climate Vulnerabilities
Cleco’s operations and power generation could be harmed due to the impact of severe weather events, natural disasters, or climate change, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Severe weather, including hurricanes, winter storms, tropical storms, and other natural disasters, such as floods, droughts, and wildfires, can affect transportation of fuel to plant sites and can be destructive, causing outages, blackouts or disruptions of interconnected transmission systems, and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses. Extreme weather conditions could also increase commodity prices, including fuel, which could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows.
Climate change that results in more frequent and more severe weather events or other natural disasters in Cleco’s service territory could result in one or more physical risks that could cause damage to its generation, transmission, and distribution assets. These physical risks include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, flooding, wildfires, changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions, including ice storms and prolonged droughts. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, and loss of the protection offered by coastal wetlands. In addition, a significant portion of the nation’s oil and gas infrastructure is located in these areas and

CLECO
CLECO POWER	2024 FORM 10-K
is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
Any future severe weather, other natural disaster, or physical changes resulting from climate change could cause damage to, or the loss of, Cleco’s equipment and facilities, which could result in Cleco incurring additional costs, such as the cost to restore service, repair damaged facilities, or obtain replacement power. Any future severe weather, other natural disaster, or physical changes resulting from climate change could also result in changes in demand for and usage of electricity in Cleco’s service territory and the service territories of Cleco’s wholesale customers. The delivery of equipment and supplies necessary to Cleco’s business could also be disrupted. Cleco Power’s recovery of costs associated with these events is subject to LPSC review and approval, and the LPSC could disallow timely and full recovery of the costs incurred. These risks and other possible effects of severe weather, other natural disasters, and climate change could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Workforce

Failure to attract, recruit, retain, and develop an appropriately qualified workforce could have a negative impact on business operations and a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as employee resignations and retirements without appropriate replacements, labor shortages, wage inflation, a lack of equivalent or enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, difficulty in finding highly skilled, qualified candidates, specifically due to the location of Cleco’s corporate office and potential employee relocation challenges, and a lengthy time period associated with skill development. Costs may increase as a result of contractors replacing employees, productivity slowdown, and safety incidents. Failure to hire and adequately develop replacement employees, maintain an inclusive work environment, transfer functional knowledge and expertise to the next generation of employees, ensure the availability of skilled new hires, or accept hybrid or remote work options may adversely affect the ability to manage and safely operate the Registrants’ business. If the Registrants are unable to successfully attract, recruit, retain, and develop an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.
Technology, Nation-State, and Hacktivist Threats

The operational and information technology systems on which Cleco relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber breaches, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming more complex as new technologies and business needs are implemented to more safely and reliably deliver electric services. Cleco’s business is dependent on its ability to process and monitor, on a real-time basis, a large number of tasks and transactions, many of which are highly complex. Cleco’s flexible working environment makes protecting distributed assets more challenging, and there is a greater opportunity for cyber breaches.
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
Despite implementation of security and mitigation measures, Cleco’s technology systems and those of Cleco’s suppliers are vulnerable to inoperability, impaired operations, or failures due to physical attacks or cyber breaches on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its supplier’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants. The potential consequences of a future material cyber breach include reputational damage, extortion payments, litigation with third parties, government enforcement actions, penalties, disruption to systems and facilities, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect Cleco’s competitiveness, results of operations, and financial condition. Due to the evolving nature of such cyber breach threats, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage Cleco maintains may be inadequate to cover claims or liabilities related to a cyber breach.
In addition, in the ordinary course of its business, Cleco collects and retains sensitive information including personally identifiable information about customers and employees,

CLECO
CLECO POWER	2024 FORM 10-K
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

Cleco’s Generation, Transmission, and Distribution Facilities

Cleco’s generation facilities are susceptible to unplanned outages, changes in customer demand, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Additionally, Cleco may face increased customer demand during peak times (including demand related to artificial intelligence, cryptocurrency mining and other computer processing requiring increased power) which may affect Cleco’s ability to meet its MISO delivery obligations. Accordingly, Cleco may incur, as applicable, more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs, maintenance, and purchased power may not be fully recoverable in rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco’s generating facilities are currently fueled primarily by natural gas, coal, waste heat, and petroleum coke. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints or disruptions, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel at the required times and if associated inventories are depleted, Cleco may be unable to operate its generating units which may cause Cleco Power to incur higher costs, which in turn could increase the cost to customers. Cleco Power’s fuel and MISO-procured/settled energy expenses, which are recovered from its customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
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
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar-generated power. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. In addition, to the extent Cleco is slow to adopt viable alternative generation technologies, employs technology that is problematic to operate, and/or under or over relies on these alternative technologies, the value of Cleco Power’s generating facilities could be reduced.

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

CLECO
CLECO POWER	2024 FORM 10-K
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
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. Should Cleco be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on Cleco, Cleco’s business could be adversely affected. Existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities, including decisions by the U.S. Supreme Court that could affect the operation of federal agencies and changes resulting from the new presidential administration, that may have a material adverse effect on the Registrants’ business or result in significant additional costs. In addition, the overturning of the Chevron doctrine on June 28, 2024, by the U.S. Supreme Court, which had provided for deference in certain cases to the relevant federal agency with regard to the interpretation of federal regulations, has introduced additional uncertainty going forward regarding existing and future federal regulations.
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, requests for extensions of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow recovery of costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of just and reasonable rates.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. The new retail rate plan became effective on July 1, 2024. If a refund of previously recorded revenue is required as a result of the LPSC’s review, the refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For more information about the current retail rate plan, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —Note 14 — Regulation and Rates — FRP.”
Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The outcome of any future base rate case could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Dolet Hills Securitization

Cleco Power may not be able to securitize all costs associated with the retirement of the Dolet Hills Power Station and lignite mine closure.
Cleco Power is seeking securitization financing of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. On April 19, 2024, the LPSC approved an uncontested settlement containing certain provisions. See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review” for more information.
On November 27, 2024, the LPSC issued a financing order authorizing the securitization of costs related to the

CLECO
CLECO POWER	2024 FORM 10-K
settlement, which became final and not subject to appeal on December 13, 2024. Management anticipates the securitization financing to close by the end of March 2025. However, a failure of the securitization financing to be consummated, whether at all or on the timeline anticipated by management, could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Management is unable to predict or give a reasonable estimate of the possible range of disallowance, if any, related to EAC filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. For more information about FERC audits and reviews, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audits and Reviews.” Management is unable to predict the timing of future audits and whether or not the outcome of such future audits will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

MISO

MISO market operations could have a material adverse effect on the results of operations, generation revenues, energy supply costs, financial condition, or cash flows of the Registrants.
Cleco is a member of the MISO market region referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi, and Texas. Dispatch of generation resources and generation volumes to the market is determined by MISO. Costs in the MISO South region are heavily influenced by commodity fuel prices, transmission congestion, dispatch of the generating assets owned by all market participants in the MISO South region, and the overall demand and generation availability in the region. MISO has issued, and may in the future issue, directives requiring market participants to implement controlled outages as a result of an emergency or reliability issues. Higher demand and the potential volatility thereof related to artificial intelligence, cryptocurrency mining, and other computer processing requiring increased power supply to support these activities may increase the intermittency and decrease the reliability of electric supply in the MISO market.
On June 1, 2023, due to generation resource retirements, increased reliance on intermittent resources, significant weather events with correlated generator outages, and declining excess reserve margins that are expected to profoundly impact future grid reliability, MISO transitioned from a traditional annual unforced capacity value to a seasonal accreditation capacity (“SAC”) value. MISO evaluates SAC values to assess generating unit capacity for Cleco’s planning reserve margin for each season. If Cleco is subject to a significant number of outages during critical instances, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. Generally, Cleco Power recovers these costs through its FAC, which is subject to audit by the LPSC. If a disallowance of recovery resulting in a refund is ordered, it could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2024 FORM 10-K
Reliability and CIP Standards Compliance

Cleco is subject to mandatory reliability and CIP standards. Fines and civil penalties are imposed on those who fail to comply with these standards.
NERC serves as the ERO with authority to establish and enforce mandatory reliability and CIP standards, subject to FERC approval, for users of the nation’s transmission system. FERC enforces compliance with these standards. New standards are being developed, and existing standards are continuously being modified.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power, which may result in increased capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
A NERC Reliability Standards Operating and Planning Audit and NERC CIP Audit are conducted at least every three years for Cleco Power. For more information on Cleco Power’s current and future audits, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets — ERO.”
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
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. The overturning of the Chevron doctrine on June 28, 2024, by the U.S. Supreme Court, which had provided for deference in certain cases to the relevant federal agency with regard to the interpretation of federal regulations, has introduced additional uncertainty going forward regarding existing and future federal regulations. As a result of any such changes, some of Cleco’s EGUs could be rendered uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing EGUs. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request from its customers recovery of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Wholesale Electric Service

Cleco’s business practices are regulated by FERC, and the wholesale rates of Cleco Power are subject to FERC’s triennial market power analysis. Cleco Power could lose the right to sell wholesale generation at market-based rates.
FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis in December 2023, and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026. In the future, if FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

FINANCIAL RISKS

Commodity and Commercial Transactions

Cleco may enter into fuel supply contracts, energy hedge transactions, and/or commercial transactions with swap dealers, and suppliers. If risks related to these transactions are not managed effectively, they may have a material adverse effect on the liquidity, results of operations, or financial condition of the Registrants.
During its normal course of business, Cleco is exposed to uncertain market prices of electricity, natural gas, coal, and other commodities. Market price volatility can impact costs of fuel supply for generation, generation revenue, customer utility bills, and revenue from customers. To manage the risk of market price volatility, Cleco Power may enter into purchases or sales of certain physical and financial commodity contracts within established risk management guidelines.
The changes in fair value of transactions accounted for as derivatives under authoritative accounting guidance are deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. At settlement, realized gains or losses are included in Cleco Power’s FAC and are reflected on customer’s bills as a component of the fuel charge. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
Because Cleco is subject to significant fluctuations caused by changes in market prices, Cleco is unable to accurately predict the effect that these transactions could have on its results of operations, financial condition, or cash flows.

CLECO
CLECO POWER	2024 FORM 10-K
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
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones or result in transmission curtailments. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. However, insufficient FTR allocations or increased FTR costs, due to negative congestion flows, may result in an unexpected increase in energy costs to Cleco Power’s customers. If a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Counterparty Risk and Guarantees

Cleco may be required to provide credit support to its counterparties, which could have a material adverse effect on the Registrants’ liquidity.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide liquid counterparty credit support in the form of cash or cash equivalent collateral to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral or margin required to be on deposit for the counterparty or clearing house. Changes in required credit support, notably increases to Cleco’s requirement to post capital, could have a material adverse effect on the Registrants’ liquidity.

Cleco is exposed to the risk that counterparties may not meet their performance obligations in the expected time frame or at all, which could have a material adverse effect on the operating and financial performance of the Registrants.
Counterparties may fail to fulfill their physical or financial obligations. Currently, Cleco has various relationships whereby amounts are owed to Cleco pursuant to specified terms. Additionally, Cleco expects to receive an additional $113.0 million from the Cleco Cajun Purchasers by June 2026, which is not contingent upon the post-divestiture performance of the divested business. If the counterparties fail to pay amounts due pursuant to these agreements, the Registrants’ financial condition, cash flows, or liquidity could be materially affected.
Cleco also has industry accepted master agreements in place with counterparties that provide credit default assurances. Some master agreements with counterparties contain provisions that require the counterparties to provide liquid credit support in the form of cash or letters of credit to secure all or part of their obligations to Cleco. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid from the credit support or due to an adverse replacement cost of the transaction and may be unable to collect liquidated damages.
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

CLECO
CLECO POWER	2024 FORM 10-K
Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to indebtedness and other liabilities and preferred equity of any of Cleco Power LLC’s subsidiaries.
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC, are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2024, Cleco Power LLC had an aggregate of $1.5 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2024, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, neither Cleco Power LLC nor its creditors, including holders of its senior notes, can use the assets of Cleco Securitization I to settle debts of Cleco Power LLC.

GENERAL RISK FACTORS

Presidential Administration

The new Presidential administration may propose substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The new Presidential administration may propose substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Since taking office in January 2025, the new President has issued several executive orders designed to reduce regulatory burdens and prioritize domestic energy production. These executive orders include the withdrawal from the Paris Agreement, declaring a national emergency on energy, unleashing American energy, streamlining permitting processes, empowering consumer vehicle choice, and ending support for large wind farms, among other things. The executive orders issued by the new Presidential administration may result in the development of additional regulations or changes to existing regulations, and it is possible that these changes could adversely affect Cleco’s business. Until any such changes are enacted, management is unable to determine the impact of any such changes on the Registrants’ business, results of operations, financial condition, or cash flows.

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
The IRA of 2022 was signed into law on August 16, 2022. Management is still monitoring any potential impact the legislation could have on the Registrants. Cleco will access any changes in tax laws due to the new presidential administration. For more information related to the IRA of 2022’s tax and renewable provisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Tax Reform.”
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

CLECO
CLECO POWER	2024 FORM 10-K
Global Economic Uncertainty and Access to Capital

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon the Registrants’ respective abilities to access capital at reasonable rates and other terms. The Registrants’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price of natural gas and other commodities. The occurrence of one or more contingencies could cause the financing needs of the Registrants to increase materially.
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), U.S. federal debt ceiling negotiations and the risk of a U.S. government shutdown (including potential credit rating downgrades as a result thereof), volatility and disruption in global capital and credit markets including those resulting from geopolitical events, increases or decreases in interest rates and uncertainty with regard thereto resulting from changes in the federal funds rate range targeted by the Federal Reserve, or other adverse developments that affect financial institutions may create uncertainty that could increase the cost of capital for the Registrants or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. While the Registrants have recently renewed their respective credit facilities as further discussed herein, the Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities in the future as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.
Inflation may negatively impact the results of operations, financial condition, or cash flows of the Registrants.
While the pace of inflation has moderated over the last two years, Cleco has observed that prices for equipment, materials, supplies, employee labor, and contractor services have continued to increase. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Increases in inflation raises costs for labor, materials, and services, and Cleco may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact the results of operations, financial condition, or cash flows of the Registrants.

ESG

Increased focus on and changing expectations regarding ESG programs, as well as failure to achieve ESG goals, may adversely impact the Registrants’ access to capital, results of operations, financial condition, or cash flows.
Stakeholder scrutiny of companies’ ESG practices has been increasing across numerous industries. In recent years, certain stakeholders, including an increasing number of investors and lenders, have started placing more importance on ESG criteria when making lending and investment decisions. The increased focus on and activism related to ESG may limit the Registrants’ access to capital or financing and/or increase the cost of capital or financing as some investors or lenders may elect to increase their required returns on capital offered to the Registrants or reallocate or not commit capital based on their assessment of the Registrants’ ESG profile. Furthermore, Cleco could also face the risk of climate-related litigation. Additionally, the Registrants’ failure to address and meet stakeholders’ ESG expectations, which continue to evolve, failure to report progress on ESG initiatives, or failure to achieve the ESG goals may negatively impact the Registrants’ reputation and business and, as a result, could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

CLECO
CLECO POWER	2024 FORM 10-K

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

•NERC CIP standards, which protect Cleco’s operational technology and National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which provides frameworks to protect Cleco’s operational and information technology,
•Sarbanes-Oxley Act (SOX) regulations, which require Cleco to maintain access and security controls for certain systems that are essential to the completeness and accuracy of financial reporting,
•internal and third-party assessments to identify, monitor, and defend against prioritized risks,
•a unified Cybersecurity Incident Response Plan (CSIRP),
•a Security Operations Center managed 24 hours a day by a third party,
•other cybersecurity suppliers, and
•relationships with various local, state, and federal law enforcement agencies.

Processes to assess, identify, and manage material risks
Cleco has processes and procedures in place to ensure its cybersecurity program is operating effectively. Members of Cleco’s EMT routinely review its cybersecurity strategy, policy, program effectiveness, standards enforcement, and cybersecurity issue management. Cleco conducts risk assessments and compliance audits against standards including the NIST CSF, NERC CIP, and SOX. Cleco also engages with a variety of independent third parties, such as assessors, consultants, and auditors, for periodic audits and reviews of cybersecurity threats and related controls, including review of periodic penetration tests, regular patch reviews from vendors listing relevant risks, industry alerts and forums, and tabletop exercises. These assessment results are used to develop appropriate cybersecurity controls and risk mitigation strategies, which are implemented throughout the organization. Cleco also utilizes its Internal Audit department to review its cybersecurity program, in which findings are reported to the Audit Committee.
Cleco’s CSIRP helps ensure a timely, consistent, and compliant response to actual or attempted cybersecurity incidents impacting Cleco. This response plan includes detection, analysis, containment, eradication, recovery, post-incident review, and timely notice to relevant stakeholders, including Cleco’s Audit Committee, once an incident is deemed to be potentially impactful or material.
Cleco maintains a formal cybersecurity training program for all employees that includes training on matters such as data protection, phishing, email security best practices, and broader cybersecurity themes such as insider threats, vishing, ransomware, and third-party risk. Cleco also provides specialized security training for certain other employee roles.

Processes to oversee and identify material risks associated with use of third-party service providers
Cleco implemented and is optimizing processes to manage the cybersecurity risks associated with its use of third-party software service providers. Additionally, Cleco proactively reviews and updates all third-party software service contracts upon renewal for potential amendments related to security, confidentiality, and recourse in the event of a negligent incident, such as a breach, loss, or unauthorized use of Cleco’s data. These measures provide the structure for managing Cleco’s cyber-related risks.

Management’s oversight
Cleco maintains a cybersecurity program overseen by its Chief Administrative and Sustainability Officer, EMT, and Audit Committee that uses a risk-based methodology to support the security, confidentiality, integrity, and availability of information. This program is integrated within Cleco’s enterprise risk management program, which utilizes the Enterprise Risk Management Committee to collaboratively manage and advance enterprise-wide risk management processes. Cleco’s Disclosure Committee, which is comprised of EMT and the Chief Accounting Officer, is the means in which cybersecurity matters are assessed for disclosure requirements. Cleco’s EMT sets enterprise risk strategies and makes risk-informed decisions that include the assessment and response to cybersecurity risk. Management engages in quarterly discussions with the Audit Committee regarding incidents of any magnitude experienced during the quarter, strategies and significant risk exposures, as well as the measures implemented to monitor and control these risks. These discussions may include the results of internal and third-party risk assessments and audit results, and management’s plans to improve its cybersecurity posture using a risk-based approach.
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

CLECO
CLECO POWER	2024 FORM 10-K
cybersecurity threats and vulnerabilities in its systems, malware, and attacks targeting its information technology systems and networks. Any such prior events, to date, have not had a material impact on Cleco’s results of operations, financial condition or cash flows. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls
Cleco has implemented and is implementing, or which Cleco causes or has caused third party providers to implement, will be sufficient to protect its systems, information or other property. For more discussion of potential cyber threats that may affect Cleco, see Item 1A, “Risk Factors — Operational Risks — Technology, Nation-State, and Hacktivist Threats.”

ITEM 2. PROPERTIES

CLECO POWER
All of Cleco Power’s electric generating stations and electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Generating Stations
As of December 31, 2024, Cleco Power either owned or had an ownership interest in four steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 2,676 MW, and a combined electric net generating capacity of 2,519 MW. The net generating capacity is the result of capacity tests and operational tests performed in 2023 and 2024, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Substations
As of December 31, 2024, Cleco Power owned 94 active transmission substations and 251 active distribution substations.
Electric Lines
As of December 31, 2024, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 609 circuit miles of 230-kV lines; 682 circuit miles of 138-kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,445 circuit miles of 34.5-kV lines and 8,874 circuit miles of other lines.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2024 FORM 10-K

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
Cleco Holdings made $145.0 million, $53.5 million, and $219.6 million of distributions to Cleco Group during 2024, 2023, and 2022, respectively.
Cleco Holdings received no equity contributions from Cleco Group during 2024, 2023, and 2022.

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
Cleco Power made $95.0 million, $94.8 million, and $105.5 million of distributions to Cleco Holdings in 2024, 2023, and 2022, respectively.
Cleco Power received no equity contributions from Cleco Holdings in 2024, 2023, and 2022.

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

FRP
On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. For information on Cleco Power’s new FRP, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — FRP.”

CLECO
CLECO POWER	2024 FORM 10-K
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

Dolet Hills
Cleco Power is seeking securitization financing of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. Management anticipates the securitization financing to close by the end of March 2025.
For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives. Cleco is also aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions from its generating fleet by approximately 50.0% by 2035 with aspirations of net zero emissions by 2050. Cleco’s ability to meet these targets depends heavily on real-world factors such as policy changes, load growth, and technological advancements. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Administrative and Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Communities” and “— Oversight and Governance.” For more information about Cleco’s environmental initiatives, see “— Renewable and Electrification Initiatives.”

Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund future renewable and electrification projects. Management continues to monitor any potential impacts the IRA of 2022 could have on the Registrants, including the changes resulting from the new presidential administration.
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault, a proposed project with the goal of reducing up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies. Development efforts using an amine-based carbon capture technology began in 2022. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to evaluate other potential carbon capture and sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. For more information on Project Diamond Vault, see, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Property, Plant, and Equipment.”
Management is considering the most economically viable decarbonization strategy and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating unit and ESG goals to sustainably reduce its GHG emissions.
For more information on environmental matters that could affect Madison Unit 3 and Cleco Power’s decarbonization initiatives, see Item 1 ”Business — Environmental Matters.”

Renewable and Electrification Initiatives
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by a third party. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco Power’s transmission grid. Cleco Power expects to begin receiving output from this facility by 2027. For information about the regulatory asset associated with Cleco Power’s solar development costs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Solar Development Costs.”
Cleco Power is seeking to replace or supplement certain existing power supply resources with products identified in Cleco Power’s most recent IRP. The IRP indicated that a portfolio providing up to approximately 500MW of renewable resources and up to 150MW of battery storage would provide

CLECO
CLECO POWER	2024 FORM 10-K
an effective addition to Cleco Power’s current generation portfolio. On December 30, 2024, Cleco Power filed a draft request for proposal (RFP) that outlines the resources and transaction structures that Cleco Power is seeking from bidders. Market comments on the draft RFP were due on February 28, 2025, and management expects to file and issue the final RFP on April 4, 2025. Bid submissions to the RFP are due on May 26, 2025.
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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $105.0 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of December 31, 2024, Cleco Power had spent $70.8 million on the project.

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
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. These may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. The grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes recovery of $257.6 million for 781 projects over 5 years.

Data Centers
As a result of the growing demand of data centers, driven by the use of artificial intelligence, the electric industry has opportunity for significant future load growth, and Cleco Power shares in that opportunity. Cleco is pursuing potential long-term agreements to supply power to large load facilities. Such potential transactions are subject to certain risks and uncertainties, including regulatory review and/or approval and adverse legislative action, which could impact the timing and ability to consummate a transaction.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises, pursuing new franchises, and adding new retail load opportunities with large industrial, commercial, and residential customers. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government, military, wood, paper, health care, information technology, transportation, clean and green fuels, and other manufacturing.
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

Comparison of the Years Ended December 31, 2024, and 2023

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$1,147,708	$1,238,791	$(91,083)	(7.4)%
Operating expenses	920,229	1,179,323	259,094	22.0%
Operating income	227,479	59,468	168,011	282.5%
Interest income	15,067	5,393	9,674	179.4%
Allowance for equity funds used during construction	2,310	5,747	(3,437)	(59.8)%
Equity income from investees, before tax	677	—	677	100.0%
Other expense, net	(13,021)	(694)	(12,327)	*
Interest charges	153,555	164,856	11,301	6.9%
Federal and state income tax expense (benefit)	14,056	(65,073)	(79,129)	(121.6)%
Income (loss) from continuing operations, net of income taxes	64,901	(29,869)	94,770	317.3%
Income from discontinued operations, net of income taxes	45,517	14,642	30,875	210.9%
Net income (loss)	$110,418	$(15,227)	$125,645	825.1%
* Not meaningful

CLECO
CLECO POWER	2024 FORM 10-K
The increase in Cleco’s results of operations is primarily attributable to the following:

•lower losses on gas-related derivative contracts at Cleco Cajun of $110.3 million which are included in continuing operations.
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
•lower interest expense at Cleco Holdings of $11.1 million primarily due to the repayment of the $66.7 million bank term loan in April 2024, the redemption of $165.0 million floating rate senior notes in June 2024, and the voluntary tender offer for its senior notes due in May 2026 in an aggregate principal amount of $175.0 million. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”
•higher interest earned on temporary investments in 2024 and interest on the receivable from the Cleco Cajun Purchasers due to the close of the Cleco Cajun Divestiture. For information on the receivable from the Cleco Cajun Purchasers, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

These increases were partially offset by changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco.”

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors, among others, include:

•an increasingly competitive business environment,
•the ability to recover costs through rate-setting proceedings,
•the ability to successfully perform in MISO and the related operating challenges,
•the cost of compliance with environmental and reliability regulations,
•conditions in the credit markets and global economy,
•changes in the federal and state regulation of generation, transmission, and the sale of electricity, and
•the increasing uncertainty of future federal and state regulatory and environmental policies.

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
Other issues facing the electric utility industry that could affect sales include:

•imposition of federal and/or state renewable portfolio standards,
•imposition of energy efficiency mandates without recovery of lost revenues,
•legislative and regulatory changes, including changes resulting from the new presidential administration.
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in

CLECO
CLECO POWER	2024 FORM 10-K
some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. Generally, historical costs are used by the LPSC in determining Cleco Power’s rates. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. Cleco Power’s new FRP became effective on July 1, 2024. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.
For more information on Cleco Power’s FRP see “—Overview — FRP.”

Expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses include:

•other operations expenses that are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service,
•maintenance expenses for Cleco Power’s generating plants, which generally depend upon the plant’s physical characteristics, maintenance practices, and effectiveness of preventive maintenance programs,
•maintenance expenses of transmission and distribution assets, which are generally affected by the level of repair and rehabilitation of lines to maintain reliability,
•depreciation and amortization expense, which is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities,
•taxes other than income taxes, which generally include payroll taxes, franchise taxes, and property taxes, and
•interest charges, which are generally affected by interest rates on outstanding debt.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$729,273	$692,866	$36,407	5.3%
Fuel cost and purchased power recovery	321,980	504,503	(182,523)	(36.2)%
Electric customer credits	(3,940)	(60,689)	56,749	93.5%
Other operations	95,137	111,561	(16,424)	(14.7)%
Affiliate revenue	12,452	8,904	3,548	39.8%
Operating revenue, net	1,154,902	1,257,145	(102,243)	(8.1)%
Operating expenses
Recoverable fuel and purchased power	321,980	504,512	182,532	36.2%
Non-recoverable fuel and purchased power	32,752	45,485	12,733	28.0%
Other operations and maintenance	245,651	233,863	(11,788)	(5.0)%
Depreciation and amortization	236,444	191,745	(44,699)	(23.3)%
Taxes other than income taxes	57,754	60,676	2,922	4.8%
Total operating expenses	894,581	1,036,281	141,700	13.7%
Operating income	260,321	220,864	39,457	17.9%
Interest income	4,125	5,011	(886)	(17.7)%
Allowance for equity funds used during construction	2,310	5,747	(3,437)	(59.8)%
Equity income from investees, before tax	677	—	677	100.0%
Other expense, net	(11,151)	(28)	(11,123)	*
Interest charges	98,858	98,879	21	—%
Federal and state income tax expense (benefit)	18,506	(4,434)	(22,940)	(517.4)%
Net income	$138,918	$137,149	$1,769	1.3%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2024	2023	(UNFAVORABLE)
Electric sales
Residential	3,678	3,772	(2.5)%
Commercial	2,701	2,723	(0.8)%
Industrial	2,275	2,229	2.1%
Other retail	124	124	—%
Total retail	8,778	8,848	(0.8)%
Sales for resale	927	2,980	(68.9)%
Total retail and wholesale customer sales	9,705	11,828	(17.9)%

CLECO
CLECO POWER	2024 FORM 10-K
The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2024	2023	(UNFAVORABLE)
Electric sales
Residential	$351,309	$322,729	8.9%
Commercial	227,829	201,270	13.2%
Industrial	116,423	95,707	21.6%
Other retail	12,874	11,663	10.4%
Total retail	708,435	631,369	12.2%
Sales for resale	20,838	61,497	(66.1)%
Total base revenue	$729,273	$692,866	5.3%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,377	3,707	2,920	(8.9)%	15.7%
Heating degree-days	1,152	1,057	1,477	9.0%	(22.0)%

Base
Base revenue increased $36.4 million primarily due to $72.7 million of higher rates largely resulting from the implementation of Cleco Power’s new retail rate plan. Also contributing to the increase was $6.4 million of higher demand charges from new industrial customers in the third quarter of 2023, and $4.7 million relating to the recognition of the allowed carrying charge on the related Dolet Hills regulatory asset. These increases were partially offset by $34.7 million of lower wholesale revenue due to the expiration of a wholesale contract in March 2024 and $12.8 million of lower usage from milder summer weather compared to 2023. For more information on the Dolet Hills carrying charge, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Carrying Charge.”
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 89% of Cleco Power’s total fuel cost during 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the year ended December 31, 2024, were impacted primarily by lower natural gas costs as compared to the year ended December 31, 2023. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $56.7 million primarily due to the absence of the partial disallowance associated with the Dolet Hills prudency review. For information on the Dolet Hills prudency review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Other Operations Revenue
Other operations revenue decreased $16.4 million primarily due to lower transmission revenue resulting from the expiration of a wholesale contract in March 2024.
Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $12.7 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Other Operations and Maintenance
Other operations and maintenance increased $11.8 million primarily due to $9.6 million of higher employee-related expenses largely resulting from the transfer of employees from Support Group and Cleco Cajun to Cleco Power and $1.9 million of higher outside service costs primarily related to legal fees.

Depreciation and Amortization
Depreciation and amortization increased $44.7 million primarily due to a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review. The increase was also due to $3.8 million for higher normal recurring additions to fixed assets and $2.9 million for changes in estimated useful lives of internal software. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

CLECO
CLECO POWER	2024 FORM 10-K
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

These decreases were partially offset by the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”
For information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco.”

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$692,866	$685,419	$7,447	1.1%
Fuel cost and purchased power recovery	504,503	837,647	(333,144)	(39.8)%
Electric customer credits	(60,689)	(7,674)	(53,015)	(690.8)%
Other operations	111,561	98,759	12,802	13.0%
Affiliate revenue	8,904	6,377	2,527	39.6%
Operating revenue, net	1,257,145	1,620,528	(363,383)	(22.4)%
Operating expenses
Recoverable fuel and purchased power	504,512	837,647	333,135	39.8%
Non-recoverable fuel and purchased power	45,485	59,846	14,361	24.0%
Other operations and maintenance	233,863	216,851	(17,012)	(7.8)%
Depreciation and amortization	191,745	178,231	(13,514)	(7.6)%
Taxes other than income taxes	60,676	55,075	(5,601)	(10.2)%
Regulatory disallowance	—	13,841	13,841	100.0%
Total operating expenses	1,036,281	1,361,491	325,210	23.9%
Operating income	220,864	259,037	(38,173)	(14.7)%
Interest income	5,011	5,082	(71)	(1.4)%
Allowance for equity funds used during construction	5,747	3,740	2,007	53.7%
Other expense, net	(28)	(7,081)	7,053	99.6%
Interest charges	98,879	88,218	(10,661)	(12.1)%
Federal and state income tax (benefit) expense	(4,434)	2,503	6,937	277.1%
Net income	$137,149	$170,057	$(32,908)	(19.4)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2023	2022	(UNFAVORABLE)
Electric sales
Residential	3,772	3,787	(0.4)%
Commercial	2,723	2,674	1.8%
Industrial	2,229	2,282	(2.3)%
Other retail	124	121	2.5%
Total retail	8,848	8,864	(0.2)%
Sales for resale	2,980	3,061	(2.6)%
Total retail and wholesale customer sales	11,828	11,925	(0.8)%

CLECO
CLECO POWER	2024 FORM 10-K
The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2023	2022	(UNFAVORABLE)
Electric sales
Residential	$322,729	$322,545	0.1%
Commercial	201,270	200,031	0.6%
Industrial	95,707	90,243	6.1%
Other retail	11,663	11,032	5.7%
Total retail	631,369	623,851	1.2%
Sales for resale	61,497	61,568	(0.1)%
Total base revenue	$692,866	$685,419	1.1%
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

Electric Customer Credits
Electric customer credits increased $53.0 million primarily due to $58.7 million for the accrual of an estimated contingency loss related to the probability of a partial disallowance of the recovery of incurred fuel costs associated with the Dolet Hills prudency review. This increase was partially offset by $5.7 million for the absence of a 2022 refund to Cleco Power’s retail customers related to the St. Mary Clean Energy Center for costs recovered in periods prior to September 30, 2022. For information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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

CLECO
CLECO POWER	2024 FORM 10-K
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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the years ended December 31, 2024, 2023, and 2022:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net income	$138,918	$137,149	$170,057
Add: Depreciation and amortization	236,444	191,745	178,231
Less: Interest income	4,125	5,011	5,082
Add: Interest charges	98,858	98,879	88,218
Add: Federal and state income tax expense (benefit)	18,506	(4,434)	2,503
EBITDA	$488,601	$418,328	$433,927

Selected Financial Data
The information set forth in the following table should be read in conjunction with Cleco’s Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2024	2023	2022
Operating revenue, net (excluding intercompany revenue)
Cleco Power (1)	$1,142,450	$1,248,241	$1,614,151
Other	5,258	(9,450)	(9,671)
Total	$1,147,708	$1,238,791	$1,604,480
Income (loss) from continuing operations before income taxes	$78,957	$(94,942)	$253,183
Income (loss) from discontinued operations, net of income taxes	$45,517	$14,642	$(44,337)
Net income (loss)	$110,418	$(15,227)	$188,811
Capitalization
Member’s equity	51.79%	47.77%	48.42%
Long-term debt and finance leases (2)	48.21%	52.23%	51.58%
Member’s equity	$2,841,014	$2,873,173	$2,947,067
Long-term debt and finance leases (2)	$2,645,043	$3,141,924	$3,139,094
Total assets	$7,369,606	$8,100,393	$8,253,749
(1) Includes revenue for transmission services provided to Cleco Cajun that are no longer eliminated on Cleco’s Consolidated Statements of Income as a result of discontinued operations presentation. For more information on discontinued operations and the closing of the Cleco Cajun Divestiture, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”
(2) Excludes long-term debt and finance leases due within one year.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2024, and 2023, see “— Results of
Operations — Comparison of the Years Ended December 31, 2024, and 2023 — Cleco Power.”
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2023, and 2022, see “—

CLECO
CLECO POWER	2024 FORM 10-K
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
Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate increases or decreases compared to the prior measurement date, an actuarial gain or loss occurs, respectively. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(25,319)	$530
	0.5% decrease	$27,797	$(617)
Salary scale	0.5% increase	$2,631	$266
	0.5% decrease	$(2,477)	$(250)
Expected return on assets	0.5% increase	$—	$(2,346)
	0.5% decrease	$—	$2,346

Based on funding assumptions at December 31, 2024, management estimates that $76.1 million of pension contributions will be required through 2029 of which $16.5 million is required in 2025. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from

CLECO
CLECO POWER	2024 FORM 10-K
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

•Discontinued Operations: Cleco calculated an estimated impairment on the disposition of its Cleco Cajun Sale Group as of December 31, 2023. Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group at December 31, 2023. The fair value estimates involved a number of judgements and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected net working capital adjustment to the sale proceeds from the Cleco Cajun Divestiture Purchase and Sale Agreement, and the weighted average cost of capital or discount rate. The estimated fair value was determined using the income approach. During 2024, changes occurred in the fair value less cost to sell the Cleco Cajun Sale Group and the actual impairment on the disposition of the Cleco Cajun Sale Group was different compared to the estimated loss recorded at December 31, 2023. For more on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

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

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on current LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits and Reviews — Fuel Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2024, and 2023 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2024:

CLECO
CLECO POWER	2024 FORM 10-K

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	BBB+	A-	A3	BBB
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

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. At June 13, 2024, all amounts for the TCJA unprotected excess ADIT had been returned to Cleco Power’s retail customers. Cleco Power’s retail customers will continue receiving bill credits for the TCJA protected excess ADIT until the full amount has been returned. For more information on the regulatory impact of the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — TCJA.”

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

Working Capital and Debt

Cleco
At December 31, 2024, and 2023, Cleco had $120.0 million and $110.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s credit facilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
At December 31, 2024, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $2.82 billion, of which $264.9 million was due within one year. The long-term debt and finance leases due within one year at December 31, 2024, primarily represents Cleco Power’s $125.0 million bank term loan due in May 2025; $75.0 million of Cleco Power’s senior notes due in November 2025; $50.0 million of Cleco Power’s GO-Zone bonds with a mandatory tender in April 2025; and $15.1 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2025.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, Cleco Holdings paid the remaining $66.7 million satisfying this LPSC commitment. In addition, on June 4, 2024, Cleco

CLECO
CLECO POWER	2024 FORM 10-K
Holdings redeemed its $165.0 million floating rate senior notes due in May 2025.
On November 27, 2024, Cleco Holdings completed a voluntary tender offer for its 3.743% senior notes due in May 2026 in an aggregate principal amount of $175.0 million.
Cash and cash equivalents available at December 31, 2024, were $30.5 million combined with $355.0 million available revolving credit facility capacity ($165.0 million from Cleco Holdings and $190.0 million from Cleco Power) for total liquidity of $385.5 million.
At December 31, 2024, and 2023, Cleco had a working capital surplus of $77.8 million and working capital deficit of $17.5 million, respectively. The $95.3 million increase in the working capital surplus is primarily due to:

•a $260.8 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $40.3 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power’s retail customers and the third quarter 2024 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 8, “Financial Statements and Supplementary Data — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $27.4 million increase in fuel inventory primarily due to higher coal volume with higher transportation costs driven by lower usage from a decrease in market gas prices,
•a $17.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $15.0 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas related derivative contracts,
•a $13.6 million decrease in regulatory liabilities primarily due to the amortization of the TCJA regulatory liability,
•an $11.2 million increase in affiliate accounts receivable due to estimated income taxes paid by Cleco Holdings on behalf of Cleco Group, and
•a $9.1 million decrease in the current portion of postretirement benefit obligations primarily due to pension plan contributions expected to be made in 2025.

These increases in the working capital surplus were partially offset by:

•a $120.5 million decrease in the net assets and liabilities held for sale as a result of the closing of the Cleco Cajun Divestiture. For more information about assets and liabilities held for sale, see Item 8, “Financial Statements and Supplementary Data — Note 3 — Discontinued Operations,”
•a $92.1 million decrease in cash and cash equivalents,
•a $39.7 million increase in taxes payable primarily due to higher provisions for federal and state income taxes,
•a $10.7 million increase in affiliate accounts payable primarily due to an increase in the amounts payable to Cleco
Group for income taxes and higher corporate franchise taxes,
•a $10.5 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower mark-to-market losses on gas-related derivative contracts and the expiration of a significant wholesale customer contract, partially offset by the timing of fuel revenue collections,
•a $10.0 million increase in short-term debt primarily due to draws on Cleco Holdings’ and Cleco Power’s revolving credit facilities, and
•an $8.1 million increase in long-term debt and finance leases due within one year primarily due to $75.0 million of Cleco Power’s senior notes due in November 2025, $50.0 million of Cleco Power’s GO-Zone bonds with a mandatory tender in April 2025, partially offset by the repayment of Cleco Holdings’ $66.7 million bank term loan, and the repayment of $50.0 million of Cleco Power’s senior notes in December 2024.

At December 31, 2024, Cleco’s Consolidated Balance Sheets reflected $4.53 billion of total liabilities compared to $5.23 billion at December 31, 2023. The $698.6 million decrease in total liabilities during 2024 was primarily due to:
•a $488.8 million decrease in long-term debt and finance leases, net primarily due to the completion of a voluntary tender offer of Cleco Holdings’ $175.0 million senior notes, the redemption of Cleco Holdings’ $165.0 million senior notes, the repayment of Cleco Holdings’ $66.7 million bank term loan, the repayment of $50.0 million of Cleco Power’s senior notes, $15.1 million of Cleco Securitization I storm recovery bond principal payments, and Cleco Power’s $12.1 payment on the barge finance lease,
•a $115.0 million decrease in the net liabilities held for sale primarily as a result of the closing of the Cleco Cajun Divestiture. For more information about assets and liabilities held for sale, see Item 8, “Financial Statements and Supplementary Data — Note 3 — Discontinued Operations,”
•a $53.2 million decrease in accumulated deferred federal and state income taxes primarily due to a reduction in the state income tax rate,
•a $38.7 million decrease in postretirement benefit obligations, as previously discussed, and
•a $35.3 million decrease in restricted storm reserve primarily due to costs recorded for multiple severe weather events that are netted against the storm reserve.

These decreases in total liabilities were partially offset by a $39.7 million increase in taxes payable, as previously discussed.

Cleco Holdings
At December 31, 2024 and 2023, Cleco Holdings had $10.0 million and $110.0 million, respectively, of short-term debt outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ credit facility, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
On April 26, 2024, Cleco Holdings repaid its $66.7 million bank term loan that was due on May 21, 2024. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due in May 2025.

CLECO
CLECO POWER	2024 FORM 10-K
On September 20, 2024, Cleco Holdings’ individual $10.0 million uncommitted line of credit expired. Previously, this line of credit was being renewed on an annual basis.
On November 27, 2024, Cleco Holdings completed a voluntary tender offer for its 3.743% senior notes due in May 2026 in an aggregate principal amount of $175.0 million.
At December 31, 2024, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments resulting from the 2016 merger, was $1.00 billion, none of which was due within one year. For Cleco Holdings, long-term debt and finance leases, net decreased $405.1 million primarily due to the completion of a voluntary tender offer of $175.0 million senior notes, the redemption of $165.0 million senior notes, and the repayment of the $66.7 million bank term loan.
Cash and cash equivalents available at Cleco Holdings at December 31, 2024, were $6.8 million, combined with $165.0 million available revolving credit facility capacity for a total liquidity of $171.8 million.

Cleco Power
At December 31, 2024, Cleco Power had $110.0 million outstanding borrowings of short-term debt under its $300.0 million revolving credit facility. At December 31, 2023, Cleco Power had no short-term debt. For more information on Cleco Power’s credit facility, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
At December 31, 2024, Cleco Power’s long-term debt and finance leases outstanding was $1.81 billion, of which $264.9 million was due within one year. The long-term debt and finance leases due within one year at December 31, 2024, primarily represents the $125.0 million bank term loan due in May 2025; $75.0 million senior notes due in November 2025; $50.0 million GO-Zone bonds with a mandatory tender in April 2025; and $15.1 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2025.
On May 17, 2024, Cleco Power entered into a $125.0 million bank term loan. This term loan replaced Cleco Power’s existing term loan credit agreement. The current term loan has an interest rate of SOFR plus 1.35% or ABR plus 0.25% and a maturity date of May 17, 2025. In addition, on December 16, 2024, Cleco Power repaid its $50.0 million 3.17% senior notes that matured in December 2024.
On September 20, 2024, Cleco Power’s individual $10.0 million uncommitted line of credit expired. Previously, this line of credit was being renewed on an annual basis.
Cash and cash equivalents available at December 31, 2024, were $23.7 million combined with $190.0 million available revolving credit facility capacity for total liquidity of $213.7 million.
At December 31, 2024, and 2023, Cleco Power had a working capital surplus of $96.0 million and a working capital deficit of $66.2 million, respectively. The $162.2 million increase in the working capital surplus is primarily due to:

•a $260.8 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $40.3 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power’s retail customers and the third quarter 2024 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 8, “Financial Statements and Supplementary Data — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $27.4 million increase in fuel inventory primarily due to higher coal volume with higher transportation costs driven by lower usage from a decrease in market gas prices,
•a $17.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $14.3 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas-related derivative contracts,
•a $13.6 million decrease in regulatory liabilities primarily due to the reclassification of the short-term portion of the TCJA regulatory liability,
•a $10.3 million decrease in taxes payable primarily due to lower provisions for income taxes, and
•a $9.1 million decrease in the current portion of postretirement benefit obligations primarily due to pension plan contributions expected to be made in 2025.

These increases in the working capital surplus were partially offset by:

•a $110.0 million increase in short-term debt due to outstanding borrowings of short-term debt under its $300.0 million revolving credit facility,
•a $74.6 million increase in long-term debt and finance leases due within one year primarily due to $75.0 million of senior notes due in November 2025, $50.0 million of GO-Zone bonds with a mandatory tender in April 2025, partially offset by the repayment of $50.0 million of senior notes in December 2024,
•a $25.5 million decrease in cash and cash equivalents,
•a $15.9 million increase in accounts payable primarily due to storm accruals related to the restoration efforts for Hurricane Francine and short-term incentive plan accruals,
•a $10.5 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower mark-to-market losses on gas-related derivative contracts and the expiration of a significant wholesale customer contract, partially offset by the timing of fuel revenue collections.

At December 31, 2024, Cleco Power’s Consolidated Balance Sheets reflected $3.28 billion of total liabilities compared to $3.37 billion at December 31, 2023. The $84.9 million decrease in total liabilities during 2024 was primarily due to:

•a $75.9 million decrease in long-term debt and finance leases, net primarily due the repayment of $50.0 million senior notes, $15.1 million of Cleco Securitization I storm recovery bond principal payments, and a $12.1 million payment on the barge finance lease,
•a $35.3 million decrease in restricted storm reserve, as previously discussed,
•a $31.9 million decrease in postretirement benefit obligations, as previously discussed, and

CLECO
CLECO POWER	2024 FORM 10-K
•an $18.5 million decrease in accumulated deferred federal and state income taxes primarily due to a reduction in the state income tax rate, partially offset by the utilization of the loss carryforward.

These decreases in total liabilities were partially offset by a $110.0 million increase in short-term debt, as previously discussed.

Concentrations of Credit Risk
At December 31, 2024 and 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting Instruments.”

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2024, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2024, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

Cash Flows Comparison for the Years Ended December 31, 2024, and 2023
Cleco’s and Cleco Power’s net cash activities for operating, investing, and financing cash flows are as follows for December 31, 2024, and 2023:

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	VARIANCE	2024	2023	VARIANCE
Net cash provided by operating activities	$296,805	$421,192	$(124,387)	$270,585	$399,943	$(129,358)
Net cash provided by (used in) investing activities	$217,239	$(227,816)	$445,055	$(242,341)	$(218,657)	$(23,684)
Net cash used in financing activities	$(607,228)	$(128,881)	$(478,347)	$(50,721)	$(150,352)	$99,631

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
Net cash provided by operating activities during 2024 decreased $124.4 million from 2023 primarily due to:

•$59.2 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate,
•$36.2 million of higher payments for non-capital severe weather events at Cleco Power,
•$25.3 million of higher minimum required contributions made for the pension plan at Cleco Power,
•$17.6 million of lower collections from Cleco Power’s customers, and
•$11.0 million of higher payments for natural gas derivatives at Cleco Power.

These decreases were partially offset by

•$15.0 million of lower interest paid on debt,
•$11.3 million of lower affiliate settlements to Cleco Group, primarily for income taxes payable, and
•the absence of $6.5 million of cash collateral remitted to counterparties for Cleco Cajun’s natural gas derivatives.

Cleco – Net Investing Cash Flow
Net cash provided by investing activities increased $445.1 million, which includes discontinued operations of $5.5 million, primarily due to $463.8 million of net proceeds from the Cleco Cajun Divestiture.
This increase was partially offset by higher additions to property, plant, and equipment, excluding AFUDC, of $29.3 million.

Cleco – Net Financing Cash Flow
Net cash used in financing activities increased $478.3 million during 2024 primarily due to:

•$296.0 million of higher repayments on long-term debt,
•the absence of $100.0 million of proceeds from the refinancing of Cleco Power’s senior notes,
•$91.5 million of higher distributions to Cleco Group, and
•$8.0 million of higher payments on credit facilities.

CLECO
CLECO POWER	2024 FORM 10-K
These increases were partially offset by $17.0 million of higher draws on credit facilities.

Cleco Power – Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2024 decreased $129.4 million from 2023 primarily due to:

•$59.2 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate,
•$36.2 million of higher payments for non-capital severe weather events,
•$25.3 million of higher minimum required contributions made for the pension plan,
•$17.6 million of lower collections from customers, and
•$11.0 million of higher payments for natural gas derivatives.

These decreases were partially offset by:

•$9.1 million of higher collections from joint owners primarily due to the timing of receipts for generating station expenses and
•$6.6 million of lower purchased power costs from MISO.
Cleco Power – Net Investing Cash Flow
Net cash used in investing activities during 2024 increased $23.7 million from 2023 primarily due to higher additions to property, plant, and equipment, excluding AFUDC, of $34.4 million.

This increase was partially offset by higher payments received on note receivables of $11.1 million.

Cleco Power – Net Financing Cash Flow
Net cash used in financing activities during 2024 decreased $99.6 million from 2023 primarily due to:

•$85.0 million of higher draws on revolving credit facilities,
•$70.0 million of lower payments on the credit facility, and
•$45.1 million of lower repayments on long-term debt.

These decreases were partially offset by the absence of $100.0 million of proceeds from the refinancing of Cleco Power’s senior notes.

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
Net cash provided by operating activities during 2023 increased $76.3 million from 2022 primarily due to:

•$53.8 million of higher collections from Cleco Power and Cleco Cajun’s customers,
•$45.3 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate, and
•$21.0 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses.

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

Cleco – Net Financing Cash Flow
Net cash used in financing activities increased $17.8 million during 2023 primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I storm recovery bonds and
•$101.0 million of lower draws on credit facilities.

These increases were partially offset by:

•$242.5 million of lower repayments on long-term debt,
•$166.1 million of lower distributions to Cleco Group, and
•$100.0 million of proceeds from the refinancing of Cleco Power’s senior notes due in 2023.

Cleco Power – Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income,

CLECO
CLECO POWER	2024 FORM 10-K
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

Cleco Power – Net Financing Cash Flow
Net cash used in financing activities during 2023 increased $157.1 million from 2022 primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I senior secured storm recovery bonds and
•$137.0 million of lower draws on revolving credit facilities.

These increases were partially offset by:

•$240.4 million of lower repayments on long-term debt,
•$100.0 million of proceeds from the refinancing of senior notes due in 2023,
•$47.0 million of lower payments on the credit facility,
•$10.7 million of lower distributions to Cleco Holdings, and
•$6.9 million of lower payments for debt financing costs.

Capital Expenditures
Cleco’s capital expenditures are primarily incurred at Cleco Power. Cleco Power’s capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the FRP. Such assets primarily consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations as well as hardware and software upgrades.
During the years ended December 31, 2024, 2023, and 2022, Cleco Power had capital expenditures, excluding AFUDC, of $255.3 million, $221.0 million, and $228.9 million, respectively. Cleco Power funded its capital expenditures for
2024, 2023, and 2022 from internally generated funds and funds obtained through debt issuances.
During the years ended December 31, 2024, 2023, and 2022, Cleco’s other subsidiaries had capital expenditures of $0.9 million, $0.5 million, and $1.0 million, respectively.
During 2025 and for the five-year period ending 2029, Cleco and Cleco Power expect to materially fund their capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2025 and for the five-year period ending December 31, 2029, are presented in the following tables. All amounts exclude AFUDC and capitalized interest.

Cleco
PROJECT (THOUSANDS)	2025	%	2025-2029		%
Environmental	$8,000	2%	$20,000		1%
New business	29,000	8%	141,000		6%
Renewables and electrification	39,000	11%	194,000		8%
Transmission reliability	2,000	1%	12,000		—%
General (1)	274,000	78%	2,171,000		85%
Total capital expenditures	$352,000	100%	$2,538,000	(2)	100%
Debt payments	215,000		1,422,000
Total capital expenditures and debt payments	$567,000		$3,960,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.
(2) Does not include investment related to potential larger load customers; if contracts are executed, Cleco estimates $1.89 billion of additional capital expenditures.

Cleco Power
PROJECT (THOUSANDS)	2025	%	2025-2029		%
Environmental	$8,000	2%	$20,000		1%
New business	29,000	8%	141,000		6%
Renewables and electrification	39,000	11%	194,000		8%
Transmission reliability	2,000	1%	12,000		—%
General (1)	272,000	78%	2,159,000		85%
Total capital expenditures	$350,000	100%	$2,526,000	(2)	100%
Debt payments	215,000		762,000
Total capital expenditures and debt payments	$565,000		$3,288,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.
(2) Does not include investment related to potential larger load customers; if contracts are executed, Cleco Power estimates $1.89 billion of additional capital expenditures.

Capital expenditures for Cleco’s other subsidiaries in 2025 are estimated to total $2.0 million. For the five-year period ending December 31, 2029, capital expenditures for Cleco’s other subsidiaries are estimated to total $12.0 million. Cleco expects cash and cash equivalents on hand, in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities, to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future. For more information on future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”

CLECO
CLECO POWER	2024 FORM 10-K
Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary sources of internally generated funds. These funds, along with issuances of additional debt received in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.
Cleco also anticipates funding future cash requirements for renewable, electrification, and decarbonization projects, through one or more sources including tax credits, U.S. Department of Energy grants or loans, debt financing, private equity investment, and partnership interests. For more information on renewable and electrification initiatives, see “— Overview — Renewable and Electrification Initiatives.” For more information on decarbonization initiatives, see “— Overview — Decarbonization Initiatives.”

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. These obligations do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2024.
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

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco
Long-term debt (1)	$4,119,566	$342,089	$3,777,477
Purchase obligations	$263,139	$178,588	$84,551
Other long-term liabilities (2)	$18,973	$2,970	$16,003
Cleco Power
Long-term debt (1)	$2,664,510	$301,083	$2,363,427
Purchase obligations	$227,376	$144,661	$82,715
Other long-term liabilities (2)	$1,895	$1,875	$20
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

Regulatory and Other Matters
Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail and Wholesale Rates
For 2024 and 2023, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 95% and 86%, respectively, of Cleco Power’s total base, FAC, and EAC revenue.
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates.”
For information on Cleco Power’s wholesale rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Wholesale Rates.”

Transmission Rates
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

CLECO
CLECO POWER	2024 FORM 10-K
Market Structure
Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power’s generation dispatch and transmission operations are integrated with MISO. For more information about Cleco Power’s integration into MISO, see “—Transmission Rates.”

ERO
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to the SERC Reliability Corporation.
A revised NERC reliability standard relating to the winterization of generation assets became effective on April 1, 2023. This revised standard requires the implementation of cold weather preparedness plans that include geographical based freeze protection measures, annual inspections, unit design temperature basis, and employee training. A new winterization standard requiring additional freeze protection measures was approved by FERC and fully implemented by Cleco, with an effective date of October 1, 2024. Management does not expect this new standard to have any impact on Cleco’s results of operations, financial condition, or cash flows.
A NERC Operations and Planning Reliability Standards audit is conducted every three years for Cleco Power. The next Operations and Planning Reliability Standards audit for Cleco Power began in the fall of 2024, and is expected to conclude in March 2025.
A NERC CIP audit is also conducted at least every three years for Cleco Power. NERC CIP audits for Cleco Power were concluded in 2023. The next audit is anticipated to begin in 2025.
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

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The application of the rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. In the fourth quarter of 2024, Cleco Power filed a complaint with the LPSC under the 300-foot rule. There is currently a procedural schedule in place and the expected hearing date is March 24, 2025.
Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration.

IRP
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

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, employee benefits, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020; however, Cleco continued to maintain its compliance with the SQP. On March 28, 2024, Cleco Power filed its annual SQP monitoring report for 2023 based on the expired reporting requirements.
A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its most recent rate case, which was approved by the LPSC in June 2024. As a result, all parties were required to engage and present an amended and extended SQP, including an implementation plan and timeline, 90 days from the issuance of the LPSC order approving the settlement of the rate case. On October 15, 2024, Cleco Power submitted a proposed amended and extended SQP with the LPSC.

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

CLECO
CLECO POWER	2024 FORM 10-K

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
At December 31, 2024, Cleco Holdings had $10.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at an all-in interest rate of 6.064%. At December 31, 2024, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.1 million on an annualized basis.
At December 31, 2024, Cleco Power had $110.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 5.794%. The borrowing costs under Cleco Power’s revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.1 million on an annualized basis.
At December 31, 2024, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 5.707%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the year ended December 31, 2024, was 6.565%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $2.5 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power’s financial performance can be adversely impacted by the volatility in future fuel and power prices, which may impact customer costs passed through Cleco Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to partially mitigate the volatility of customer costs. The program includes transacting in financially settled swaps, physical fixed price supply agreements, and financially settled options contracts. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs

CLECO
CLECO POWER	2024 FORM 10-K
are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During 2024, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. After the closing of the Cleco Cajun Divestiture, all natural gas derivative contracts related to Cleco Cajun were liquidated during June 2024. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2024
(THOUSANDS)	AT DEC. 31, 2024	HIGH	LOW	AVERAGE
Cleco	$4,631	$13,864	$2,801	$7,085
Cleco Power	$4,631	$9,066	$2,576	$4,709

For more information on the accounting treatment and fair value of FTRs and natural gas derivative contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity,” “Note 8 — Fair Value Accounting Instruments,” and “Note 9 — Derivative Instruments.”

CLECO
CLECO POWER	2024 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Cleco Power Reporting Unit
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2024, all of which was assigned to the Cleco Power reporting unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and discount rate.
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

CLECO
CLECO POWER	2024 FORM 10-K
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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, Cleco Power LLC (“Cleco Power”), a wholly-owned subsidiary of the Company, complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2024, there were $617.7 million of deferred costs included in regulatory assets and $127.7 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable,
Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 7, 2025

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating revenue
Electric operations	$1,048,371	$1,187,915	$1,513,386
Other operations	103,277	111,565	98,768
Gross operating revenue	1,151,648	1,299,480	1,612,154
Electric customer credits	(3,940)	(60,689)	(7,674)
Operating revenue, net	1,147,708	1,238,791	1,604,480
Operating expenses
Fuel used for electric generation	244,122	506,264	430,215
Purchased power	117,129	160,570	286,756
Other operations and maintenance	253,528	248,085	230,175
Depreciation and amortization	244,707	199,935	186,139
Taxes other than income taxes	60,743	64,469	57,965
Regulatory disallowance	—	—	13,841
Total operating expenses	920,229	1,179,323	1,205,091
Operating income	227,479	59,468	399,389
Interest income	15,067	5,393	5,250
Allowance for equity funds used during construction	2,310	5,747	3,740
Equity income from investees, before tax	677	—	—
Other expense, net	(13,021)	(694)	(11,240)
Interest charges
Interest charges, net	156,718	165,529	145,773
Allowance for borrowed funds used during construction	(3,163)	(673)	(1,817)
Total interest charges	153,555	164,856	143,956
Income (loss) from continuing operations before income taxes	78,957	(94,942)	253,183
Federal and state income tax expense (benefit)	14,056	(65,073)	20,035
Income (loss) from continuing operations, net of income taxes	64,901	(29,869)	233,148
Income (loss) from discontinued operations, net of income taxes	45,517	14,642	(44,337)
Net income (loss)	$110,418	$(15,227)	$188,811
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net income (loss)	$110,418	$(15,227)	$188,811
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax expense of $973 in 2024, tax benefit of $1,905 in 2023, and tax expense of $8,728 in 2022)	2,428	(5,171)	23,688
Total other comprehensive (loss) income, net of tax	2,428	(5,171)	23,688
Comprehensive income (loss), net of tax	$112,846	$(20,398)	$212,499
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2024	2023
Assets
Current assets
Cash and cash equivalents	$30,472	$122,576
Restricted cash and cash equivalents	15,918	15,818
Customer accounts receivable (less allowance for credit losses of $1,337 in 2024 and $3,012 in 2023)	47,520	48,949
Accounts receivable - affiliate	35,459	24,216
Other accounts receivable	23,979	30,518
Unbilled revenue	44,687	42,856
Fuel inventory, at average cost	95,810	68,387
Materials and supplies, at average cost	158,976	141,688
Energy risk management assets	11,294	8,129
Accumulated deferred fuel	457	11,627
Cash surrender value of company/trust-owned life insurance policies	61,891	56,922
Prepayments	27,685	24,269
Regulatory assets	295,125	34,280
Assets held for sale - discontinued operations	—	159,514
Other current assets	—	918
Total current assets	849,273	790,667
Property, plant, and equipment
Property, plant, and equipment	4,991,574	4,838,994
Accumulated depreciation	(1,050,376)	(924,624)
Net property, plant, and equipment	3,941,198	3,914,370
Construction work in progress	138,040	119,572
Total property, plant, and equipment, net	4,079,238	4,033,942
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	14,905	20,070
Restricted cash and cash equivalents	116,493	113,573
Note receivable	—	11,990
Regulatory assets - deferred taxes, net	2,008	43,866
Regulatory assets	308,833	615,495
Intangible asset - securitization	384,908	398,658
Intangible assets - other	7,751	10,633
Assets held for sale - discontinued operations	—	546,218
Receivable - Cleco Cajun Divestiture	98,153	—
Other deferred charges	17,247	24,484
Total assets	$7,369,606	$8,100,393
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2024	2023
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$120,000	$110,000
Long-term debt and finance leases due within one year	264,934	256,811
Accounts payable	125,483	119,801
Accounts payable - affiliate	21,368	10,683
Customer deposits	58,002	56,982
Provision for rate refund	20,510	60,768
Taxes payable	59,629	19,963
Interest accrued	19,919	22,209
Energy risk management liabilities	256	15,786
Regulatory liabilities	8,327	21,939
Deferred compensation	17,013	14,277
Postretirement benefit obligations	26,439	35,520
Liabilities held for sale - discontinued operations	—	39,019
Other current liabilities	29,565	24,378
Total current liabilities	771,445	808,136
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	748,246	801,397
Postretirement benefit obligations	166,702	196,321
Regulatory liabilities	1,500	—
Storm reserves	76,178	111,509
Asset retirement obligations	13,450	13,723
Operating lease liabilities	12,788	17,276
Provision for rate refund	19,896	—
Customer advances for construction	27,440	26,815
Credit deposits	14,750	7,000
Liabilities held for sale - discontinued operations	—	75,933
Other deferred credits	31,154	27,186
Total long-term liabilities and deferred credits	1,112,104	1,277,160
Long-term debt and finance leases, net	2,645,043	3,141,924
Total liabilities	4,528,592	5,227,220
Commitments and contingencies (Note 16)
Member’s equity	2,841,014	2,873,173
Total liabilities and member’s equity	$7,369,606	$8,100,393
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating activities
Net income (loss)	$110,418	$(15,227)	$188,811
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	259,292	237,614	289,486
Provision for credit losses	2,048	5,506	3,357
Regulatory disallowance	—	—	13,841
Electric customer credits	1,300	58,700	—
Unearned compensation expense	8,774	10,102	5,502
Allowance for equity funds used during construction	(2,310)	(5,747)	(3,740)
Loss (gain) on energy risk management assets and liabilities, net	5,276	103,876	(21,805)
Loss on Cleco Cajun Divestiture	43,715	173,000	—
Deferred lease revenue	—	(2,301)	(9,205)
Deferred income taxes	(22,504)	(75,103)	(7,911)
Cash surrender value of company/trust-owned life insurance	(2,451)	(2,211)	1,266
Derecognition of previously deferred Project Diamond Vault costs	10,336	—	—
Changes in assets and liabilities
Accounts receivable	20,319	8,112	(61,848)
Accounts receivable - affiliate	(10,373)	(9,445)	(11,309)
Unbilled revenue	(1,831)	3,184	(8,377)
Fuel inventory and materials and supplies	(68,494)	(52,621)	(43,703)
Prepayments	(10,108)	(22,438)	(15,846)
Accounts payable	(11,856)	(37,827)	20,711
Accounts payable - affiliate	10,685	(2,409)	(38,206)
Customer deposits	7,654	5,311	6,778
Postretirement benefit obligations	(28,989)	(2,793)	(847)
Regulatory assets and liabilities, net	(5,397)	7,592	21,537
Deferred fuel recoveries	(4,515)	54,028	8,742
Asset retirement obligations	(6,701)	(7,348)	(4,958)
Other deferred accounts	2,943	(4,422)	(8,339)
Taxes accrued	39,010	225	11,337
Interest accrued	(2,290)	(3,330)	10,337
Energy risk management assets and liabilities, net	(8,973)	(6,500)	6,500
Storm reserves	(37,094)	2,790	1,006
Other operating	(1,079)	874	(8,205)
Net cash provided by operating activities	296,805	421,192	344,912
Investing activities
Additions to property, plant, and equipment	(259,525)	(230,238)	(236,767)
Return of investment in company-/trust-owned life insurance	—	417	41,671
Payments received on note receivable	11,914	822	761
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	463,769	—	—
Other investing	1,081	1,183	1,078
Net cash provided by (used in) investing activities	217,239	(227,816)	(193,257)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024		2023		2022
(Continued on next page)
Financing activities
Draws on revolving credit facilities	142,000		125,000		226,000
Payments on revolving credit facilities	(132,000)		(124,000)		(117,000)
Issuances of long-term debt	16,599		100,000		424,946
Repayments of long-term debt	(487,798)		(175,174)		(417,700)
Payment of financing costs	(7)		(375)		(6,968)
Distributions to member	(145,005)		(53,496)		(219,588)
Other financing	(1,017)		(836)		(755)
Net cash used in financing activities	(607,228)		(128,881)		(111,065)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(93,184)		64,495		40,590
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	256,067	(1)	191,572		150,982
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$162,883	(2)	$256,067	(1)	$191,572

Supplementary cash flow information
Interest paid, net of amount capitalized	$155,670		$170,680		$131,760
Income taxes paid, net	$9,138		$2,162		$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,010		$5,052		$10,247
Reduction in property, plant, and equipment due to regulatory disallowance	$—		$—		$13,841
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—		$—		$197,689
(1) Includes cash and cash equivalents of $122,576, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,573. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,100.
(2) Includes cash and cash equivalents of $30,472, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,493.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(219,588)	—	(219,588)
Net income	—	188,811	—	188,811
Other comprehensive income, net of tax	—	—	23,688	23,688
Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Distributions to member	—	(53,496)	—	(53,496)
Net loss	—	(15,227)	—	(15,227)
Other comprehensive loss, net of tax	—	—	(5,171)	(5,171)
Balances, Dec. 31, 2023	$2,454,276	$424,009	$(5,112)	$2,873,173
Distributions to member	—	(145,005)	—	(145,005)
Net income	—	110,418	—	110,418
Other comprehensive income, net of tax	—	—	2,428	2,428
Balances, Dec. 31, 2024	$2,454,276	$389,422	$(2,684)	$2,841,014
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company” or “Cleco Power”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, the Company complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). The Company’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. The Company must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. The Company capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2024, there were $510.1 million of deferred costs included in regulatory assets and $127.7 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, the Company believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, the Company’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, the Company would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require discontinuance of the application of the authoritative guidance of regulated operations.
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

CLECO
CLECO POWER	2024 FORM 10-K
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 7, 2025

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating revenue
Electric operations	$1,051,253	$1,197,369	$1,523,066
Other operations	95,137	111,561	98,759
Affiliate revenue	12,452	8,904	6,377
Gross operating revenue	1,158,842	1,317,834	1,628,202
Electric customer credits	(3,940)	(60,689)	(7,674)
Operating revenue, net	1,154,902	1,257,145	1,620,528
Operating expenses
Fuel used for electric generation	237,603	389,427	610,737
Purchased power	117,129	160,570	286,756
Other operations and maintenance	245,651	233,863	216,851
Depreciation and amortization	236,444	191,745	178,231
Taxes other than income taxes	57,754	60,676	55,075
Regulatory disallowance	—	—	13,841
Total operating expenses	894,581	1,036,281	1,361,491
Operating income	260,321	220,864	259,037
Interest income	4,125	5,011	5,082
Allowance for equity funds used during construction	2,310	5,747	3,740
Equity income from investees, before tax	677	—	—
Other expense, net	(11,151)	(28)	(7,081)
Interest charges
Interest charges, net	102,021	99,552	90,035
Allowance for borrowed funds used during construction	(3,163)	(673)	(1,817)
Total interest charges	98,858	98,879	88,218
Income before income taxes	157,424	132,715	172,560
Federal and state income tax expense (benefit)	18,506	(4,434)	2,503
Net income	$138,918	$137,149	$170,057
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net income	$138,918	$137,149	$170,057
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $157 in 2024, tax benefit of $825 in 2023, and tax expense of $3,525 in 2022)	98	(2,237)	9,567
Amortization of interest rate derivatives to earnings (net of tax expense of $191 in 2024, $93 in 2023, and $93 in 2022)	154	251	251
Total other comprehensive income (loss), net of tax	252	(1,986)	9,818
Comprehensive income, net of tax	$139,170	$135,163	$179,875
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2024	2023
Assets
Utility plant and equipment
Property, plant, and equipment	$6,113,217	$5,969,355
Accumulated depreciation	(2,348,169)	(2,244,217)
Net property, plant, and equipment	3,765,048	3,725,138
Construction work in progress	136,217	118,249
Total utility plant and equipment, net	3,901,265	3,843,387
Current assets
Cash and cash equivalents	23,714	49,211
Restricted cash and cash equivalents	15,918	15,818
Customer accounts receivable (less allowance for credit losses of $1,337 in 2024 and $3,012 in 2023)	47,520	48,949
Accounts receivable - affiliate	1,174	4,543
Other accounts receivable	23,233	27,768
Unbilled revenue	44,687	42,856
Fuel inventory, at average cost	95,810	68,387
Materials and supplies, at average cost	158,976	141,688
Energy risk management assets	11,294	3,087
Accumulated deferred fuel	457	11,627
Cash surrender value of company-owned life insurance policies	10,123	9,792
Prepayments	23,524	17,375
Regulatory assets	287,390	26,545
Other current assets	—	918
Total current assets	743,820	468,564
Operating lease right of use assets	14,905	20,070
Restricted cash and cash equivalents	116,469	113,549
Note receivable	—	11,990
Regulatory assets - deferred taxes, net	2,008	43,866
Regulatory assets	209,028	505,623
Intangible asset - securitization	384,908	398,658
Other deferred charges	16,366	23,835
Total assets	$5,388,769	$5,429,542
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2024	2023
Liabilities and member’s equity
Member’s equity	$2,107,407	$2,063,237
Long-term debt and finance leases, net	1,546,624	1,697,152
Total capitalization	3,654,031	3,760,389
Current liabilities
Short-term debt	110,000	—
Long-term debt and finance leases due within one year	264,934	190,314
Accounts payable	110,361	95,565
Accounts payable - affiliate	11,389	13,200
Customer deposits	58,002	56,982
Provision for rate refund	20,510	60,768
Taxes payable	13,422	23,709
Interest accrued	11,781	11,752
Energy risk management liabilities	256	15,112
Regulatory liabilities	8,327	21,939
Postretirement benefit obligations	21,701	30,777
Other current liabilities	17,131	14,617
Total current liabilities	647,814	534,735
Commitments and contingencies (Note 16)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	788,016	806,560
Postretirement benefit obligations	109,464	132,321
Regulatory liabilities	1,500	—
Storm reserves	76,178	111,509
Asset retirement obligations	13,450	13,598
Operating lease liabilities	12,788	17,276
Provision for rate refund	19,896	—
Customer advances for construction	27,440	26,815
Credit deposits	14,750	7,000
Other deferred credits	23,442	19,339
Total long-term liabilities and deferred credits	1,086,924	1,134,418
Total liabilities and member’s equity	$5,388,769	$5,429,542
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024		2023		2022
Operating activities
Net income	$138,918		$137,149		$170,057
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	242,117		197,366		185,029
Provision for credit losses	2,048		5,506		3,357
Regulatory disallowance	—		—		13,841
Electric customer credits	1,300		58,700		—
Unearned compensation expense	1,867		1,661		858
Allowance for equity funds used during construction	(2,310)		(5,747)		(3,740)
Deferred income taxes	12,380		(21,112)		(4,690)
Derecognition of previously deferred Project Diamond Vault costs	10,336		—		—
Changes in assets and liabilities
Accounts receivable	(1,377)		18,044		(48,353)
Accounts receivable - affiliate	5,176		1,286		13,253
Unbilled revenue	(1,831)		3,184		(8,377)
Fuel inventory and materials and supplies	(44,615)		(36,443)		(27,764)
Prepayments	(5,875)		(5,407)		(3,808)
Accounts payable	(5,295)		(19,185)		(854)
Accounts payable - affiliate	(2,255)		1,060		(56,714)
Customer deposits	7,654		5,311		6,778
Postretirement benefit obligations	(27,175)		(1,839)		215
Regulatory assets and liabilities, net	(7,384)		5,604		19,550
Deferred fuel recoveries	(4,515)		54,028		8,742
Asset retirement obligations	(3,489)		(7,124)		(4,728)
Other deferred accounts	10,564		1,651		(3,287)
Taxes accrued	(11,845)		6,567		9,704
Interest accrued	29		(3,524)		10,196
Energy risk management assets and liabilities, net	(8,973)		—		—
Storm reserves	(37,094)		2,790		1,006
Other operating	2,229		417		(6,006)
Net cash provided by operating activities	270,585		399,943		274,265
Investing activities
Additions to property, plant, and equipment	(255,336)		(220,982)		(228,940)
Payments received on note receivable	11,914		822		761
Return of investment in company-owned life insurance	—		417		6,496
Other investing	1,081		1,086		990
Net cash used in investing activities	(242,341)		(218,657)		(220,693)
Financing activities
Draws on revolving credit facility	110,000		25,000		162,000
Payments on revolving credit facility	—		(70,000)		(117,000)
Issuances of long-term debt	16,599		100,000		424,946
Repayments of long-term debt	(81,098)		(109,574)		(350,000)
Payment of financing costs	(205)		(104)		(6,960)
Distributions to member	(95,000)		(94,838)		(105,500)
Other financing	(1,017)		(836)		(755)
Net cash (used in) provided by financing activities	(50,721)		(150,352)		6,731
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(22,477)		30,934		60,303
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	178,578	(1)	147,644		87,341
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$156,101	(2)	$178,578	(1)	$147,644
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Supplementary cash flow information
Interest paid, net of amount capitalized	$96,700	$98,143	$71,912
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,010	$4,196	$9,954
Reduction in property, plant, and equipment due to regulatory disallowance	$—	$—	$13,841
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—	$—	$197,689
(1) Includes cash and cash equivalents of $49,211, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,549.
(2) Includes cash and cash equivalents of $23,714, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,469.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to member	(105,500)	—	(105,500)
Net income	170,057	—	170,057
Other comprehensive income, net of tax	—	9,818	9,818
Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Distributions to member	(94,838)	—	(94,838)
Net income	137,149	—	137,149
Other comprehensive loss, net of tax	—	(1,986)	(1,986)
Balances, Dec. 31, 2023	$2,073,588	$(10,351)	$2,063,237
Distributions to member	(95,000)	—	(95,000)
Net income	138,918	—	138,918
Other comprehensive income, net of tax	—	252	252
Balances, Dec. 31, 2024	$2,117,506	$(10,099)	$2,107,407
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

Index to Applicable Notes to the Financial Statements of the Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 9	Derivative Instruments	Cleco and Cleco Power
Note 10	Debt	Cleco and Cleco Power
Note 11	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 12	Income Taxes	Cleco and Cleco Power
Note 13	Segment Disclosures	Cleco
Note 14	Regulation and Rates	Cleco and Cleco Power
Note 15	Variable Interest Entities	Cleco and Cleco Power
Note 16	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 17	Affiliate Transactions	Cleco and Cleco Power
Note 18	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 20	Storm Restoration	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 295,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana. Cleco Power also owns a 50% interest in Oxbow. Cleco Power owns all of the outstanding membership interests in Cleco Securitization I and Cleco Securitization II, special purpose limited liability companies that are consolidated with Cleco Power in its financial statements. For more information on Oxbow and Cleco Securitization I, see Note 15 — “Variable Interest Entities.” Cleco Securitization II was formed in preparation of issuing energy transition bonds to finance the securitization of the stranded costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related costs. For more information on the securitization, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review.”
•Prior to the close of the Cleco Cajun Divestiture, Cleco Cajun, an unregulated electric utility subsidiary, which owned 14 generating units with a total rated capacity of 3,379 MW and supplied wholesale power and capacity in Louisiana. The Cleco Cajun Divestiture closed on June 1, 2024. For more information, see Note 3 — “Discontinued Operations.”
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

CLECO
CLECO POWER	2024 FORM 10-K
Cleco Securitization I, see Note 15 — “Variable Interest Entities.” For additional information about the storm recovery securitization financing and its regulatory impacts, see Note 6— “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs.”
Cleco Securitization II is a special-purpose, wholly owned subsidiary of Cleco Power that was formed in preparation of issuing energy transition bonds to finance the securitization of stranded costs associated with the retirement of the Dolet Hills Power station as well as deferred fuel and other mine-related costs. Cleco Power has contributed its initial investment in accordance with the operating agreement of Cleco Securitization II and expects the securitization financing to close by the end of March 2025. Cleco Power is the owner of Cleco Securitization II, and as a result, the financial statements of Cleco Securitization II are consolidated with the financial statements of Cleco Power. For more information on the securitization settlement , see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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

Statements of Cash Flows
Cleco’s and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method. This method requires adjusting net income to remove the effects of all deferrals and accruals of operating cash receipts and payments and to remove items whose cash effects are related to investing and financing cash flows. For more information on Cleco’s treatment of discontinued operations on the Consolidated Statements of Cash Flows, see, Note 3 — “Discontinued Operations.”

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC and rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability of certain assets and refund of certain liabilities. Cleco Power capitalizes or defers certain costs for recovery from its customers and recognizes a liability for amounts expected to be returned to its customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment in the ratemaking process. Pursuant to this regulatory process, Cleco Power has recorded regulatory assets and liabilities.
Any future plan adopted by the LPSC for purposes of transitioning utilities from LPSC regulation to retail competition may affect the regulatory assets and liabilities recorded by Cleco Power if the criteria for the application of the authoritative guidelines for industry regulated operations cannot continue to be met. At this time, Cleco Power cannot predict whether any legislation or regulation affecting Cleco Power will be enacted or adopted and, if enacted, what form such legislation or regulation may take.
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
Cleco Power recognizes AROs at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, Cleco Power capitalizes these costs to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
For more information on Cleco Power’s ARO regulatory asset, see Note 6 — “Regulatory Assets and Liabilities — AROs.”

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

CLECO
CLECO POWER	2024 FORM 10-K
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
Cleco Power defers project costs to construction work in progress that it believes are prudently incurred and probable of recovery through future rates. These deferred costs are related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. In 2022, Cleco Power began development efforts for Project Diamond Vault, which intended to use an amine-based carbon capture technology with the goal of reducing Madison Unit 3’s carbon dioxide emissions. In connection with this effort, a $9.0 million congressional appropriation was secured to help offset the costs associated with a related Feasibility study, a Pre-FEED study, and a FEED study. Both the related Feasibility study and the Pre-FEED study have been completed. The FEED study, which focused on the use of this amine-based carbon capture technology began in April 2024. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to discontinue the FEED study and transition to evaluate other potential carbon capture and sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. At December 31, 2023, Cleco Power had $10.3 million of deferred project costs related to Project Diamond Vault recorded in Construction work in progress on Cleco’s and Cleco Power’s Consolidated Balance Sheets. As of June 30, 2024, Cleco Power deferred an additional $0.5 million of project costs to Construction work in progress on Cleco’s and Cleco Power’s Consolidated Balance Sheets. Subsequently, at June 30, 2024, due to the uncertainty of recoverability and given that the unique nature of these costs did not relate to Cleco’s core operations, $10.8 million of these previously deferred project costs were removed from Construction work in progress on Cleco’s and Cleco Power’s Consolidated Balance Sheets and recorded to Other expense, net on Cleco’s and Cleco Power’s Consolidated Statements of Income. As of December 31, 2024, Cleco Power has recorded a total of $11.8 million, net of $7.5 million received from the congressional appropriation, to Other expense, net on Cleco’s and Cleco Power’s Consolidated Statements of Income for costs related to Project Diamond Vault. Cleco Power has incurred an additional $0.4 million of expenses and has submitted these costs for reimbursement from the congressional appropriation.
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
The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2024, and 2023 were $171.4 million and $156.7 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2024, and 2023 were $170.0 million and $154.9 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco’s and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2024, 2023, and 2022 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Amortization	$19,981	$11,092	$11,881

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Amortization	$19,574	$10,650	$11,614

During 2024, there was a change in the estimated life of the internal software Cleco Power owns and used to provide services to Cleco Cajun in accordance with service level agreements. As a result, Cleco Power recorded an increase of $7.1 million for accelerated amortization of the internal software.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The following table presents the useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY (YEARS)	YEARS
Utility Plants
Generation	10	–	55
Distribution	15	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

At December 31, 2024, and 2023, Cleco’s and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Utility plants
Generation	$1,914,812	$1,944,260
Distribution	1,693,668	1,585,742
Transmission	878,833	844,897
Other utility plant	490,975	454,329
Other property, plant, and equipment	13,286	9,766
Total property, plant, and equipment	4,991,574	4,838,994
Accumulated depreciation	(1,050,376)	(924,624)
Net property, plant, and equipment	$3,941,198	$3,914,370

CLECO
CLECO POWER	2024 FORM 10-K

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Regulated utility plants
Generation	$2,300,880	$2,339,410
Distribution	2,129,721	2,022,257
Transmission	1,089,964	1,056,218
Other utility plant	592,652	551,470
Total property, plant, and equipment	6,113,217	5,969,355
Accumulated depreciation	(2,348,169)	(2,244,217)
Net property, plant, and equipment	$3,765,048	$3,725,138

During 2024, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to replacing and upgrading distribution line equipment related to the DSMART project, as well as other distribution system improvements.
Cleco Power’s property, plant, and equipment includes plant acquisition costs related primarily to the acquisition of Acadia Unit 1 in 2010. The plant acquisition adjustment and accumulated amortization are reported in Property, plant, and equipment and Accumulated depreciation, respectively, on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2024, and 2023, and are shown in the following tables:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Acadia Unit 1
Plant acquisition adjustment	$76,116	$76,116
Accumulated amortization	(27,749)	(24,566)
Net plant acquisition adjustment	$48,367	$51,550

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(47,211)	(44,028)
Net plant acquisition adjustment	$48,367	$51,550

Fuel Inventory and Materials and Supplies
At December 31, 2024, and 2023, fuel inventory consisted primarily of petroleum coke, coal, limestone, and natural gas used to generate electricity.
Materials and supplies consist of transmission and distribution line construction and repair materials, as well as generating station and transmission and distribution substation repair materials.
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

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivable are generally considered past due 21 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-off as well as current and forecasted economic conditions, to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, these past events have not significantly impacted Cleco’s credit loss rates.
Cleco’s credit losses at December 31, 2024, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, Dec. 31, 2022	$1,147	$1,638	$2,785
Current period provision	5,506	—	5,506
Charge-offs	(4,939)	—	(4,939)
Recovery	1,298	—	1,298
Balances, Dec. 31, 2023	3,012	1,638	4,650
Current period provision	2,048	—	2,048
Charge-offs	(4,815)	—	(4,815)
Recovery	1,092	—	1,092
Balances, Dec. 31, 2024	$1,337	$1,638	$2,975

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2022	$1,147
Current period provision	5,506
Charge-offs	(4,939)
Recovery	1,298
Balances, Dec. 31, 2023	3,012
Current period provision	2,048
Charge-offs	(4,815)
Recovery	1,092
Balances, Dec. 31, 2024	$1,337

Cleco also has a receivable in conjunction with the Cleco Cajun Divestiture of $113.0 million, discounted to its net present value. For more information on the receivable, see Note 3 — “Discontinued Operations.”

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
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2024, and 2023, the general liability and

CLECO
CLECO POWER	2024 FORM 10-K
workers compensation reserves together were $11.5 million and $6.7 million, respectively.
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current
Cleco Securitization I operating expenses and storm recovery bond issuance costs and debt service	$15,918	$15,818
Total current	15,918	15,818
Non-current
Cleco Securitization II operating expenses	1	—
Diversified Lands’ mitigation escrow	24	24
Cleco Power’s future storm restoration costs	116,468	113,549
Total non-current	116,493	113,573
Total restricted cash and cash equivalents	$132,411	$129,391

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current
Cleco Securitization I operating expenses and storm recovery bond issuance costs and debt service	$15,918	$15,818
Total current	15,918	15,818
Non-current
Cleco Securitization II operating expenses	1	—
Future storm restoration costs	116,468	113,549
Total non-current	116,469	113,549
Total restricted cash and cash equivalents	$132,387	$129,367

On October 8, 2024, Cleco Power made a filing with the LPSC seeking approval to withdraw storm restoration costs associated with the April 2024 storm, as well as costs associated with other storm events that occurred since December 2022, from the storm reserve. This request is currently under review by the LPSC. For more information about the regulatory asset and storm reserves, see Note 6 — “Regulatory Assets and Liabilities — Storm Reserves.”

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
Cleco evaluates for impairments of equity method investments when events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2024, 2023, or 2022. For more information on Cleco’s equity investments, see Note 15 — “Variable Interest Entities.”

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

CLECO
CLECO POWER	2024 FORM 10-K
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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC for which a return on and recovery of is permitted in setting rates charged for utility services. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and improvements to existing assets. While cash is not realized directly from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation.
The following tables show the composite AFUDC rates, including borrowed and other funds for the years ended December 31, 2024, 2023, and 2022:

				FOR THE YEAR ENDED DEC. 31,
	2024		2023		2022
	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX
AFUDC composite rate	8.65%	7.62%	8.11%	6.50%	9.06%	7.09%

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

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market and has the opportunity to participate in the MISO capacity market. The hourly power sales and purchases are netted and net sales and net purchases are reported in Electric operations and Purchased power, respectively, on Cleco’s and Cleco Power’s Consolidated Statements of Income. Power sales and purchases in the MISO market are made at prevailing market prices, also known as LMP, which represents the cost of providing the next MW of electrical energy at a specific location on the grid. LMP includes a component directly related to congestion on the transmission system and, as a result, can be different based on the location

CLECO
CLECO POWER	2024 FORM 10-K
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
Cleco recognizes ROU assets and lease liabilities for leasing arrangements with terms greater than one year. Except for the marine transportation asset class, Cleco accounts for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Cleco’s marine transportation contracts contain non-lease components, such as maintenance and labor. Cleco allocates the consideration in these contracts between lease and non-lease components based on estimates of fair value from third parties that typically execute leases for this class of assets.
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

Recent Authoritative Guidance
In March 2023, FASB issued guidance that applies to leases between entities under common control. The guidance provides a practical expedient for determining whether an arrangement between entities under common control is a lease as well as the classification of the lease. In addition, the leasehold improvements amortization period is to be determined by the useful life to the common group rather than the term of the lease. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Cleco has arrangements with entities under common control. The implementation of this guidance did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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
In December 2023, FASB issued guidance to improve disclosures relating to income taxes. The guidance enhances annual disclosure requirements by requiring registrants to disclose a greater disaggregation of information in the tabular rate reconciliation of income tax expense and increased disclosure of income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In November 2024, FASB issued guidance to improve disclosures of certain expenses. This guidance enhances annual and interim disclosure requirements by requiring registrants to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This update should be applied either prospectively or retrospectively to all prior periods presented. Management expects to have additional disclosures upon adoption of this guidance, but does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also, in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million by June 2026, which is not contingent upon the post-divestiture performance of the divested business. This

CLECO
CLECO POWER	2024 FORM 10-K
receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on Cleco’s Consolidated Balance Sheet. In connection with the sale, Cleco entered into an other services agreement and a transition services agreement to provide certain services to the Cleco Cajun Purchasers for up to twelve months. As of December 31, 2024, the transition services agreement has been terminated.
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
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating revenue, net
Electric operations	$207,555	$543,519	$496,042
Other operations	50,992	125,816	148,823
Operating revenue, net	258,547	669,335	644,865
Operating expenses
Fuel used for electric generation	21,061	126,130	169,195
Purchased power	93,074	230,284	380,233
Other operations and maintenance	37,685	87,599	70,611
Depreciation and amortization	4,336	15,891	69,999
Taxes other than income taxes	—	13,160	12,330
Total operating expenses	156,156	473,064	702,368
Operating income (loss)	102,391	196,271	(57,503)
Other income, net	240	47	127
Interest, net	1,396	(6,919)	(6,079)
Loss - Cleco Cajun Divestiture(1)	(43,715)	(173,000)	—
Income (loss) from discontinued operations before income taxes	60,312	16,399	(63,455)
Federal and state income tax expense (benefit)	14,795	1,757	(19,118)
Income (loss) from discontinued operations, net of income taxes	$45,517	$14,642	$(44,337)
(1) This represents the loss on the classification as held for sale until the closing of the Cleco Cajun Divestiture. After the closing of the Cleco Cajun Divestiture, this represents the loss on the sale of the Cleco Cajun Sale Group.

CLECO
CLECO POWER	2024 FORM 10-K
The following table presents the assets and liabilities of the Cleco Cajun Sale Group that were reclassified as held for sale within Cleco’s Consolidated Balance Sheets as of December 31, 2023:

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

Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the years ended December 31, 2024, 2023, and 2022:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net cash (used in) provided by operating activities - discontinued operations	$(822)	$8,778	$6,878
Net cash used in investing activities - discontinued operations	$(3,278)	$(8,745)	$(6,867)

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
During 2024, Cleco Power renewed its lease for 111 railcars for coal transportation which expires on March 31, 2027. Cleco Power reassesses its need for the railcars upon the expiration of each term. Cleco Power pays a monthly rental fee per car. The railcar lease does not contain contingent rent payments.
Cleco Power had leases for three towboats in order to transport petroleum coke to Madison Unit 3. During 2024, Cleco Power modified its agreement to reduce the number of towboats to two with an expiration date of April 2025 due to a change in fuel strategy.
As a result of a cancellation notice and two amendments, Cleco Power reclassified its barge finance lease to an operating lease for 20 barges through April 15, 2025. For more information on the barge lease see “— Finance Lease.”
Cleco’s and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.
The following is a schedule by year of future minimum lease payments due under Cleco’s and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2024:

(THOUSANDS)
Years ending Dec. 31,
2025	$3,167
2026	2,596
2027	2,347
2028	2,208
2029	2,205
Thereafter	5,370
Total minimum lease payments	17,893
Less: amount representing interest	2,351
Present value of net minimum operating lease payments	$15,542
Current liabilities	$2,754
Non-current liabilities	$12,788

Finance Lease
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of barges used to transport solid fuel to Madison Unit 3 through March 2033. Upon commencement, Cleco Power loaned Savage Inland Marine $16.8 million to purchase the barges and a receivable was established. At December 31, 2023, $12.9 million of this receivable remained. At December 31, 2024, this receivable was satisfied as part of the termination of the finance lease discussed below. The agreement met the accounting definition of a finance lease at inception.
The barge lease rate contained both a fixed and variable component, of which the latter was adjusted periodically for associated executory costs. If the barges were idle, the lessor was required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment. At December 31, 2023, the amount of leased property under the finance lease consisted of $16.8 million for barges and $6.4 million of accumulated amortization, for a net finance lease asset of $10.4 million.
In October 2024, pursuant to a provision for early termination in accordance with the terms of the agreement, Cleco Power notified Savage Inland Marine that Cleco Power would be terminating the lease agreement effective April 15, 2025. This resulted in the lease being classified as an operating lease. Consequently, the net finance lease asset and finance lease obligation were derecognized and a $2.2 million gain was recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets. In addition, an operating lease obligation of $0.4 million was recognized.
For the year ended December 31, 2024, Cleco Power paid $2.0 million in lease payments. For each of the years ended December 31, 2023 and 2022, Cleco Power paid $2.2 million in lease payments. For the years ended December 31, 2024, 2023, and 2022, Cleco Power received $0.7 million, $2.6

CLECO
CLECO POWER	2024 FORM 10-K
million, and $0.6 million, respectively, of revenue from subleases.

Additional Lessee Disclosures
Cleco’s and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2024, and 2023:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Finance lease cost
Amortization of ROU assets	$1,027	$1,120
Interest on lease liabilities	1,175	1,367
Operating lease cost	3,772	3,589
Variable lease cost	737	790
Total lease cost	$6,711	$6,866

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Finance lease cost
Amortization of ROU assets	$1,027	$1,120
Interest on lease liabilities	1,175	1,367
Operating lease cost	3,772	3,581
Variable lease cost	737	790
Total lease cost	$6,711	$6,858

The following tables present additional information related to Cleco’s and Cleco Power’s operating and finance leases as of and for the years ended December 31, 2024, and 2023:

		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2024	2023
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$14,905	$20,070
Finance	Property, plant, and equipment	—	10,360
Total ROU assets		$14,905	$30,430
Current lease liabilities
Operating	Other current liabilities	$2,754	$2,973
Finance	Long-term debt and finance leases due within one year	—	925
Non-current lease liabilities
Operating	Operating lease liabilities	12,788	17,276
Finance	Long-term debt and finance leases, net	—	12,046
Total lease liabilities		$15,542	$33,220

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,663	$3,571
Operating cash flows from finance leases	$1,175	$1,367
Financing cash flows from finance leases	$844	$836

	AT DEC. 31,
(THOUSANDS)	2024	2023
Other supplemental information
Operating leases
Weighted-average remaining lease term	11.7 years	12.2 years
Weighted-average discount rate	4.16%	4.30%
Finance leases
Weighted-average remaining lease term	N/A	9.3 years
Weighted-average discount rate	N/A	10.18%

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
Included in retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the meter reading from the most recent bill to the end of the respective accounting period. Actual customer energy consumption data available from AMI is used to calculate unbilled revenue. Also included in retail revenue is electric customer credits, which represents potential refunds to customers and offsets base revenue. For more information on the regulation of Cleco Power’s retail revenue, see Note 14 — “Regulation and Rates — TCJA” and “— FRP.”

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to electric cooperatives and municipalities. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Wholesale customers are charged market based rates that are subject to FERC’s triennial market power analysis. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. For more information on the accounting for MISO transactions, see Note 2 — “Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

CLECO
CLECO POWER	2024 FORM 10-K
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

Revenue Unrelated to Contracts with Customers
On September 1, 2022, Cleco Power began billing and collecting, on behalf of Cleco Securitization I, a new storm recovery surcharge from all retail customers. This surcharge represents the recovery of costs incurred by Cleco Power as a result of Hurricanes Laura, Delta, Zeta, and Ida and Winter Storms Uri and Viola, as well as interest and associated expenses. Cleco Power remits the collected storm recovery surcharge to Cleco Securitization I to service Cleco Securitization I storm recovery bonds. The storm recovery surcharge will continue to be billed and collected from Cleco Power’s retail customers through the life of the Cleco Securitization I storm recovery bonds.

Disaggregated Revenue
Operating revenue, net for the years ended December 31, 2024, 2023, and 2022 was as follows:

	FOR THE YEAR ENDED DEC. 31, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$453,518		$—		$—	$453,518
Commercial (1)	302,380		—		—	302,380
Industrial (1)	177,176		—		—	177,176
Other retail (1)	16,317		—		—	16,317
Electric customer credits	(3,940)		—		—	(3,940)
Total retail revenue	945,451		—		—	945,451
Wholesale, net	99,128	(1)	(2,881)	(2)	—	96,247
Transmission	43,004		—		—	43,004
Other	19,514		—		(22)	19,492
Affiliate (3)	12,452		108,127		(120,579)	—
Total revenue from contracts with customers	1,119,549		105,246		(120,601)	1,104,194
Revenue unrelated to contracts with customers
Securitization	32,619		—		—	32,619
Other	2,734	(4)	8,162	(5)	(1)	10,895
Total revenue unrelated to contracts with customers	35,353		8,162		(1)	43,514
Operating revenue, net	$1,154,902		$113,408		$(120,602)	$1,147,708
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs. For more information on FTRs see Note 8 — “Fair Value Accounting Instruments — FTRs.”
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture.

CLECO
CLECO POWER	2024 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$469,099		$—		$—	$469,099
Commercial (1)	304,422		—		—	304,422
Industrial (1)	179,506		—		—	179,506
Other retail (1)	16,543		—		—	16,543
Electric customer credits	(60,689)		—		—	(60,689)
Total retail revenue	908,881		—		—	908,881
Wholesale, net	221,547	(1)	(9,454)	(2)	—	212,093
Transmission, net	56,701		—		—	56,701
Other	20,797		—		—	20,797
Affiliate (3)	8,904		120,716		(129,620)	—
Total revenue from contracts with customers	1,216,830		111,262		(129,620)	1,198,472
Revenue unrelated to contracts with customers
Securitization	34,063		—		—	34,063
Other	6,252	(4)	5		(1)	6,256
Total revenue unrelated to contracts with customers	40,315		5		(1)	40,319
Operating revenue, net	$1,257,145		$111,267		$(129,621)	$1,238,791
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs. For more information on FTRs see Note 8 — “Fair Value Accounting Instruments — FTRs.”

	FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$558,247		$—		$—	$558,247
Commercial (1)	370,678		—		—	370,678
Industrial (1)	229,634		—		—	229,634
Other retail (1)	18,727		—		—	18,727
Electric customer credits	(7,674)		—		—	(7,674)
Total retail revenue	1,169,612		—		—	1,169,612
Wholesale, net	331,906	(1)	(9,680)	(2)	—	322,226
Transmission	63,545		—		—	63,545
Other	21,966		—		—	21,966
Affiliate (3)	6,377		109,015		(115,392)	—
Total revenue from contracts with customers	1,593,406		99,335		(115,392)	1,577,349
Revenue unrelated to contracts with customers
Securitization	13,247		—		—	13,247
Other	13,875	(4)	9		—	13,884
Total revenue unrelated to contracts with customers	27,122		9		—	27,131
Operating revenue, net	$1,620,528		$99,344		$(115,392)	$1,604,480
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs. For more information on FTRs see Note 8 — “Fair Value Accounting Instruments — FTRs.”
Cleco has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, or for revenue recognized in an amount equal to what Cleco and Cleco Power have the right to bill the customer for services performed. Cleco’s contracts are based on demand, except in a few cases where there are defined minimums or stated terms. This results in customer bills that vary each month based on an approved tariff and usage. In limited cases, Cleco may impose monthly or annual minimum capacity requirements on some customers primarily as a credit and cost recovery guarantee and not as pricing for unsatisfied performance obligations. These minimums typically expire after the initial term or when specified costs have been recovered. The minimum amounts are part of each month’s bill and recognized as revenue accordingly. The total fixed consideration related to unsatisfied performance obligations is not material to Cleco’s revenues.

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

CLECO
CLECO POWER	2024 FORM 10-K
items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power estimates these regulatory assets are probable of full recovery. If in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable,
Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance of regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2024	2023
Regulatory assets
Acadia Unit 1 acquisition costs	$1,596	$1,701	15
Accumulated deferred fuel (1)	457	11,627	Various	(7)
Affordability study	8,959	10,337	6.5
AFUDC equity gross-up	57,284	60,381	Various	(2)
AMI deferred revenue requirement	409	954	1.25
AROs (6)	11,073	20,094
Coughlin transaction costs	753	784	24.5
COVID-19 executive order	3,372	3,039	2.5
Deferred lignite and mine closure costs (6)	136,778	136,076
Deferred storm restoration costs	—	462
Deferred taxes, net	2,008	43,866	Various	(7)
Dolet Hills carrying charge(6)	4,729	—
Dolet Hills Power Station closure costs (6)	122,173	147,323
Financing costs (1)	5,717	6,087	Various	(3)
Interest costs	2,712	2,961	Various	(2)
Madison Unit 3 property taxes	14,196	13,297	Various	(8)
Non-service cost of postretirement benefits	14,057	14,526	Various	(2)
Postretirement costs	58,089	64,399	Various	(4)
Production operations and maintenance expenses	4,939	7,002	Various	(5)
Rodemacher Unit 2 deferred costs (6)	27,265	19,282
Solar development costs (6)	2,122	—
St. Mary Clean Energy Center	870	3,705	0.5
Training costs	5,462	5,618	35
Tree trimming costs	943	3,657	0.25
Other	12,920	10,483	Various	(7)
Total regulatory assets	498,883	587,661
Regulatory liabilities
Deferred taxes, net	(6,827)	(21,939)	Various	(7)
Residential revenue decoupling (9)	(3,000)	—
Storm reserves	(76,178)	(111,509)
Total regulatory liabilities	(86,005)	(133,448)
Total regulatory assets, net	$412,878	$454,213
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2024, and 2023, respectively. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) Currently not in a recovery period.
(7) For more information on the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.
(8) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.
(9) Currently not in a refund period.

CLECO
CLECO POWER	2024 FORM 10-K
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Total Cleco Power regulatory assets, net	$412,878	$454,213
2016 Merger adjustments (1)
Fair value of long-term debt	89,941	97,345
Postretirement costs	7,461	9,448
Financing costs	6,217	6,560
Debt issuance costs	3,921	4,254
Total Cleco regulatory assets, net	$520,418	$571,820
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. At December 31, 2024, Accumulated deferred fuel decreased $11.2 million, primarily due to lower mark-to-market losses on gas-related derivative contracts and the expiration of a significant wholesale customer contract, partially offset by the timing of fuel revenue collections. For 2024, approximately 89% of Cleco Power’s total fuel cost was regulated by the LPSC.

Affordability Study
In July 2021, as approved by the LPSC in Cleco Power’s prior retail rate plan, Cleco Power was allowed to establish a regulatory asset related to outside consulting fees for the assessment of Cleco Power’s practices and assistance in the identification of potential cost savings opportunities, while maintaining superior levels of employee safety, reliability, customer service, environmental stewardship, community involvement, and regulatory transparency. In 2021, the regulatory asset began being amortized over 10 years.

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

AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the ARO regulatory asset that was reclassified to the Dolet Hills Power Station Closure Costs regulatory asset, see “— Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs.”

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. In 2014, Cleco Power began recovering the Coughlin transaction costs over a 35-year period.

COVID-19 Executive Order
In March 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses and a loss of revenue for Cleco Power. In April 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. Cleco began resuming disconnections and late fees and utilizing collection agencies in October 2020. As approved by the LPSC in Cleco Power’s current retail rate plan, beginning on July 1, 2024, the lost revenues and incremental costs associated with the COVID-19 executive order are being amortized over three years.

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

CLECO
CLECO POWER	2024 FORM 10-K
This amount was recorded as a reduction to the associated regulatory asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets and an increase to Depreciation and amortization on Cleco’s and Cleco Power’s Statements of Income. At June 30, 2024, $12.3 million of the ARO regulatory asset, which is related to the Dolet Hills Power Station, was reclassified to the Dolet Hills Power Station Closure Costs regulatory asset. This amount was included in the related securitization application filed with the LPSC on May 17, 2024. Management anticipates the securitization of these costs to close by the end of March 2025, and as a result, reclassified these costs as current Regulatory assets on Cleco’s and Cleco Power’s Consolidated Balance Sheets.
For more information about the settlement, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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
On June 22, 2022, through Cleco Securitization I, Cleco Power completed a securitized financing of Storm Recovery Property, which included the previously mentioned storm restoration costs that were deferred as regulatory assets. In connection with that securitization financing, Cleco Securitization I used the net proceeds from its issuance of storm recovery bonds to purchase the Storm Recovery Property from Cleco Power. Prior to September 1, 2022, certain costs for Hurricanes Laura, Delta, and Zeta were recovered through the interim storm recovery rate. On September 30, 2023, the LPSC approved a settlement allowing Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, totaling $10.3 million from the Hurricane Ida storm reserve. On November 1, 2024, Cleco Power received approval from the LPSC to withdraw the remaining $0.4 million of under-collected costs recorded for Hurricanes Laura, Delta, and Zeta from the storm reserve.

Dolet Hills Carrying Charge
On November 20, 2024, the LPSC authorized Cleco Power to establish an additional regulatory asset to accrue a carrying charge at Cleco Power’s weighted average cost of capital on the total of the related Dolet Hills Power Station regulatory assets that will be included in the principal balance of the securitization financing, which is expected to close by the end of March 2025. The amount will be recovered over one year beginning on July 1, 2025, through Cleco Power’s incremental cost recovery rider.

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

Madison Unit 3 Property Taxes
Beginning in July 2021, as approved by the LPSC in Cleco Power’s prior retail rate plan, Cleco Power is allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for income taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

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

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately six years as of December 31, 2024, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 11 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $29.7 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $25.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power deferred $2.0 million in 2024 and had no deferral in 2023.

Rodemacher Unit 2 Deferred Costs
As a result of environmental regulations enacted during 2020, Cleco Power revised Rodemacher Unit 2’s expected end-of-life

CLECO
CLECO POWER	2024 FORM 10-K
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

St. Mary Clean Energy Center
Cleco Power has a regulatory asset for the revenue requirements related to the planning and construction costs incurred for the St. Mary Clean Energy Center. As approved by the LPSC in Cleco Power’s prior retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021.
In September 2022, the LPSC approved a settlement refunding $10.4 million to Cleco Power’s retail customers, which was refunded to customers in October 2022. The $10.4 million refund consisted of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs recovered from October 1, 2022, until Cleco Power’s base rates were reset with its new retail rate plan on July 1, 2024.

Training Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in 2009. In 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

Tree Trimming Costs
In 2016, the LPSC approved Cleco Power to defer and recover through its base rates tree trimming costs. The LPSC authorized a deferral up to $11.0 million, excluding debt carrying costs. Cleco Power is currently collecting deferred tree trimming costs through its base rates and expects them to be fully amortized by the second quarter of 2025.

Cleco Holdings’ 2016 Merger Adjustments
As a result of the 2016 Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the 2016 Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs that are probable of recovery continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the 2016 Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco, and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets are being amortized over the terms of the related debt issuances, unless the debt is redeemed prior to maturity, at which time any unamortized related regulatory asset will be derecognized.

Other
Annually, as approved in Cleco Power’s prior retail rate plan, Cleco Power is allowed to defer, as a regulatory asset, the undercollection of revenues related to the Northlake Transmission Agreement. The amount recorded in the regulatory asset will be amortized over the following regulatory period, beginning on July 1. At December 31, 2024, and 2023, Cleco Power had a regulatory asset of $2.5 million and $1.0 million, respectively, relating to the Northlake Transmission Agreement.
In addition, the LPSC approved recovery of other previously deferred costs associated with Cleco Power’s current and prior retail rate plan, which began being amortized over three years on July 1, 2024. At December 31, 2024, and 2023, Cleco Power had a regulatory asset of $4.5 million and $2.9 million, respectively, recorded for these deferred costs.
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project, until Cleco Power’s prior retail rate plan was approved. As approved by the LPSC in Cleco Power’s prior rate case, the regulatory asset began being amortized over four years on July 1, 2021. At December 31, 2024, and 2023, Cleco Power had a regulatory asset of $0.7 million and $2.0 million, respectively, recorded for the deferred revenue associated with the Coughlin Pipeline project.
In 2021, the Louisiana state corporate income tax rate decreased from 8% to 7.5% and the state deduction for federal income taxes paid was eliminated, effective for income tax periods beginning on or after January 1, 2022. These changes resulted in an increase in income tax expense. Therefore, Cleco Power established a regulatory asset for the increased revenue requirements associated with the income tax expense in excess of the amount previously approved by the LPSC. At December 31, 2023, Cleco Power had a balance of $4.5 million related to this regulatory asset. At June 30, 2024, as approved by the LPSC in Cleco Power's current rate case, $5.5 million for the total costs recorded for the associated regulatory asset were netted with the excess ADIT liability recorded in the Deferred taxes, net regulatory asset. For more information on the excess ADIT liability, see “— Deferred Taxes, Net.”
Cleco Power recovers increases in property taxes through its base rates. Additionally, as approved by the LPSC in Cleco Power’s current retail rate plan, increases in property taxes that are related to the industrial tax exemption program roll-offs will be recovered through the incremental costs recovery rider. At December 31, 2024, Cleco Power had a regulatory asset of $0.6 million for these costs.
On July 1, 2024, as approved by the LPSC in Cleco Power’s current retail rate plan, Cleco Power established a regulatory asset for right-of-way vegetation management costs to mitigate potential disruptions to its transmission and distribution system. At December 31, 2024, Cleco Power had $4.6 million recorded for these costs.

CLECO
CLECO POWER	2024 FORM 10-K
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
In 2017, the TCJA was enacted. Changes in the IRC from the TCJA had a material impact on the Registrants’ financial statements in 2017. At December 31, 2024, and 2023, Cleco and Cleco Power had $189.6 million and $211.5 million, respectively, accrued for the excess ADIT as a result of the TCJA. For more information on the status of the TCJA regulatory liability, see Note 14 — “Regulation and Rates — TCJA.”
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.
At December 31, 2024, Cleco and Cleco Power recorded a $64.9 million decrease in Regulatory assets - deferred taxes, net for the flowthrough effects of state income taxes. For more information, see Note 12 — “Income Taxes — Tax Rate Changes.”
Residential Revenue Decoupling
Under the terms of Cleco Power’s new retail rate plan, effective July 1, 2024, Cleco Power implemented a residential revenue decoupling mechanism through its infrastructure and incremental cost recovery rider that provides a charge or credit to its residential customers for any under or over collection of residential base revenue as a result of changes in usage driven by weather or other measures. The under or over collection of residential base revenue is assessed on Cleco
Power’s rate year and an associated credit or charge for decoupling, not to exceed $3.0 million, will be adjusted through the infrastructure and incremental cost recovery rider for July 2025 and 2026, respectively.

Storm Reserves
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. At December 31, 2023, Cleco Power had a storm reserve balance of $111.5 million, net of $2.5 million of accumulated restoration costs. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At December 31, 2024, Cleco Power had a storm reserve balance of $76.2 million, net of $43.3 million of accumulated storm restoration costs. For more information on the storm restoration costs associated with severe weather events that impacted Cleco Power’s service territory, see Note 20 — “Storm Restoration.”

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
At December 31, 2024, the investment in and accumulated depreciation for each generating facility on Cleco’s and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2024
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE (2)	ACCUMULATED DEPRECIATION (2)	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$18,854	$3,897	$258	50%
Brame Energy Center
Rodemacher Unit 2	$88,116	$50,930	$324	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$3,367	$795	$20	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$2,988	$467	$29	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$11,289	$2,417	$232	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.
(2) At the date of the 2016 Merger, utility plant in service was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on such date. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation.

Cleco Power
	AT DEC. 31, 2024
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$19,628	$4,672	$258	50%
Brame Energy Center
Rodemacher Unit 2	$161,696	$124,510	$324	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$4,774	$2,203	$20	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$3,078	$557	$29	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$21,333	$12,461	$232	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.

CLECO
CLECO POWER	2024 FORM 10-K

Note 8 — Fair Value Accounting Instruments
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2024, and 2023, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$153,972	$153,972	$—	$—	$242,596	$242,596	$—	$—
FTRs	2,084	—	—	2,084	3,087	—	—	3,087
Natural gas derivatives	9,210	—	9,210	—	5,042	—	5,042	—
Total assets	$165,266	$153,972	$9,210	$2,084	$250,725	$242,596	$5,042	$3,087
Liability Description
FTRs	$256	$—	$—	$256	$781	$—	$—	$781
Natural gas derivatives	—	—	—	—	15,005	—	15,005	—
Total liabilities	$256	$—	$—	$256	$15,786	$—	$15,005	$781

CLECO
CLECO POWER	2024 FORM 10-K

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$147,648	$147,648	$—	$—	$169,606	$169,606	$—	$—
FTRs	2,084	—	—	2,084	3,087	—	—	3,087
Natural gas derivatives	9,210	—	9,210	—	—	—	—	—
Total assets	$158,942	$147,648	$9,210	$2,084	$172,693	$169,606	$—	$3,087
Liability Description
FTRs	$256	$—	$—	$256	$781	$—	$—	$781
Natural gas derivatives	—	—	—	—	14,331	—	14,331	—
Total liabilities	$256	$—	$—	$256	$15,112	$—	$14,331	$781

Cleco has applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the years ended December 31, 2024, and 2023, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At December 31, 2024, and 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2024, and 2023:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Cash and cash equivalents	$21,562	$113,207
Current restricted cash and cash equivalents	$15,918	$15,818
Non-current restricted cash and cash equivalents	$116,492	$113,571

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Cash and cash equivalents	$15,263	$40,240
Current restricted cash and cash equivalents	$15,918	$15,818
Non-current restricted cash and cash equivalents	$116,467	$113,548

FTRs
FTRs are energy-related financial instruments used to provide a financial hedge to manage the risk of transmission congestion charges between MISO nodes in MISO’s Day-Ahead Energy Market. Cleco is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are derivatives not designated as hedging instruments for accounting purposes.
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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Beginning balance	$2,306	$2,276	$4,918
Unrealized gains (losses)*	204	(425)	(495)
Purchases	4,240	8,089	7,270
Settlements	(4,922)	(7,634)	(9,417)
Ending balance	$1,828	$2,306	$2,276
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2024, and 2023:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Dec. 31, 2024	$2,084	$256	RTO auction pricing	FTR price - per MWh	$(4.39)	$8.49	$0.27
FTRs at Dec. 31, 2023	$3,087	$781	RTO auction pricing	FTR price - per MWh	$(3.51)	$7.07	$0.24
(1) The low and high prices reflect the lowest and highest values of all single point-to-point FTRs and not the range of aggregate price changes.
(2) The weighted average reflects the market price and volume of each commodity weighted by the total volume of commodities.

Natural Gas Derivatives
Cleco may enter into energy-related physical and financial fixed price forward or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco

CLECO
CLECO POWER	2024 FORM 10-K
Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Prior to the closing of the Cleco Cajun Divestiture, Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement were recorded on the income statements as a component of fuel expense. After the closing of the Cleco Cajun Divestiture in June 2024, all of Cleco Cajun’s natural gas derivative contracts were liquidated. Upon liquidation, a $6.4 million gain was recorded in Cleco’s Consolidated Statements of Income as a component of fuel expense.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2024		2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,922,003	$2,716,251	$3,400,293	$3,177,654
* The carrying value of long-term debt does not include deferred issuance costs of $11.6 million at December 31, 2024, and $14.2 million at December 31, 2023.

Cleco Power
	AT DEC. 31,
	2024		2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,822,061	$1,800,633	$1,886,248	$1,867,559
* The carrying value of long-term debt does not include deferred issuance costs of $10.1 million at December 31, 2024, and $11.5 million at December 31, 2023.

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
At December 31, 2024, and 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and money market mutual funds to maintain liquidity and achieve the goal of maintaining the net asset value of a dollar.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At December 31, 2024 and 2023, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2024, and 2023:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,084	$3,087
Current	Energy risk management liabilities	(256)	(781)
Natural gas derivatives
Current	Energy risk management assets	9,210	5,042
Current	Energy risk management liabilities	—	(15,005)
Commodity-related contracts, net		$11,038	$(7,657)

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2024	2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,084	$3,087
Current	Energy risk management liabilities	(256)	(781)
Natural gas derivatives
Current	Energy risk management assets	9,210	—
Current	Energy risk management liabilities	—	(14,331)
Commodity-related contracts, net		$11,038	$(12,025)

CLECO
CLECO POWER	2024 FORM 10-K
The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco
Power’s Consolidated Statements of Income for the years December 31, 2024, 2023, and 2022:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2024	2023	2022
Commodity contracts
FTRs (1)	Electric operations	$2,811	$6,320	$14,118
FTRs (1)	Purchased power	(2,988)	(4,465)	(7,331)
Natural gas derivatives (2)(3)	Fuel used for electric generation	(30,748)	(139,315)	180,522
Total		$(30,925)	$(137,460)	$187,309
(1) For the years ended December 31, 2024, 2023, and 2022, unrealized gains (losses) associated with FTRs of $0.2 million, $(0.4) million, and $(0.5) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the years ended December 31, 2024, 2023, and 2022, unrealized gains (losses) associated with natural gas derivatives for Cleco Power of $14.6 million, $(9.8) million, and $4.9 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the year ended December 31, 2023, realized losses associated with natural gas derivatives for Cleco Power of $(2.0) million were reported through Accumulated deferred fuel on the balance sheet. For the years ended December 31, 2024, and 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2024	2023	2022
Commodity contracts
FTRs (1)	Electric operations	$2,811	$6,320	$14,118
FTRs (1)	Purchased power	(2,988)	(4,465)	(7,331)
Natural gas derivatives (2)(3)	Fuel used for electric generation	(24,289)	(22,734)	—
Total		$(24,466)	$(20,879)	$6,787
((1) For the years ended December 31, 2024, 2023, and 2022, unrealized gains (losses) associated with FTRs of $0.2 million, $(0.4) million, and $(0.5) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the years ended December 31, 2024, 2023, and 2022, unrealized gains (losses) associated with natural gas derivatives for Cleco Power of $14.6 million, $(9.8) million, and $4.9 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the year ended December 31, 2023, realized losses associated with natural gas derivatives for Cleco Power of $(2.0) million were reported through Accumulated deferred fuel on the balance sheet. For the years ended December 31, 2024, and 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives reported through Accumulated deferred fuel on the balance sheet.

The following tables present the volume of commodity-related derivative contracts outstanding at December 31, 2024, and 2023 for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2024	2023
Commodity-related contracts
FTRs	MWh	6,720	9,611
Natural gas derivatives	MMBtus	18,595	61,119

Cleco Power
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2024	2023
Commodity-related contracts
FTRs	MWh	6,720	9,611
Natural gas derivatives	MMBtus	18,595	19,915

CLECO
CLECO POWER	2024 FORM 10-K

Note 10 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2024, and 2023 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Bonds
Senior notes, 3.17%, due 2024	$—	$50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 5.96%, due 2026	100,000	100,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Securitization I storm recovery bonds, 4.016%, due 2033	100,927	115,426
Cleco Securitization I storm recovery bonds, 4.646%, due 2044	300,000	300,000
Total bonds	1,700,927	1,765,426
Bank term loan, variable rate, due 2025	125,000	125,000
Finance leases
Barge lease obligations (1)	—	12,971
Gross amount of long-term debt and finance leases	1,825,927	1,903,397
Long-term debt due within one year	(264,934)	(189,389)
Finance leases classified as long-term debt due within one year	—	(925)
Unamortized debt discount	(3,866)	(4,178)
Unamortized debt issuance costs	(10,503)	(11,753)
Total long-term debt and finance leases, net	$1,546,624	$1,697,152
(1) For more information on Cleco Power’s barge lease obligations, see Note 4 — Leases — Finance Lease.”

Cleco’s total long-term indebtedness as of December 31, 2024, and 2023 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Total Cleco Power long-term debt and finance leases, net	$1,546,624	$1,697,152
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2025	—	165,000
Senior notes, 3.743%, due 2026	360,000	535,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2024	—	66,700
Long-term debt due within one year	—	(66,497)
Unamortized debt issuance costs(1)	(1,523)	(2,776)
Fair value adjustment	89,942	97,345
Total Cleco long-term debt and finance leases, net	$2,645,043	$3,141,924
(1) For December 31, 2024, and 2023, this amount includes unamortized debt issuance costs for Cleco Holdings of $5.4 million and $7.0 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $3.9 million and $4.3 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”
The principal amounts payable under long-term debt agreements for each year through 2029 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2025 (1)	$215,087	$215,087
2026	$245,699	$605,699
2027	$66,336	$66,336
2028	$216,999	$216,999
2029	$17,688	$317,688
Thereafter	$1,064,118	$1,414,118
(1) Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2025.
Cleco Power
At December 31, 2024, and 2023, Cleco Power’s long-term debt and finance leases due within one year was $264.9 million and $190.3 million, respectively. The increase of $74.6 million is primarily due to $75.0 million senior notes due in November 2025, $50.0 million GO-Zone bonds with a mandatory tender in April 2025, partially offset by the repayment of $50.0 million senior notes in December 2024.
At December 31, 2024, Cleco Power had $110.0 million outstanding borrowings of borrowings outstanding under its $300.0 million revolving credit facility. The term loan under the term loan agreement bears interest at a rate of SOFR plus 1.35% or ABR plus 0.25%.
On May 17, 2024, Cleco Power entered into a $125.0 million bank term loan agreement. The term loan agreement replaced Cleco Power’s existing term loan agreement and matures on May 17, 2025.
On December 16, 2024, Cleco Power repaid its $50.0 million 3.17% senior notes that matured in December 2024.
Other than Cleco Securitization I storm recovery bonds, all of Cleco Power’s debt outstanding at December 31, 2024, and 2023 is unsecured and unsubordinated.

Cleco
At December 31, 2024, and 2023, Cleco’s long-term debt and finance leases due within one year was $264.9 million and $256.8 million, respectively. The increase of $8.1 million is primarily due to $75.0 million of Cleco Power’s senior notes due in November 2025, $50.0 million of Cleco Power’s GO-Zone bonds with a mandatory tender in April 2025; partially offset by the repayment of Cleco Holdings’ $66.7 million bank term loan, and the repayment of Cleco Power’s $50.0 million senior notes in December 2024.
On April 26, 2024, Cleco Holdings repaid its $66.7 million bank term loan that was due on May 21, 2024. On June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due in May 2025.
On November 27, 2024, Cleco Holdings completed a voluntary tender offer for its 3.743% senior notes due in May 2026 in an aggregate principal amount of $175.0 million.
Other than Cleco Securitization I storm recovery bonds, all of Cleco’s debt outstanding at December 31, 2024, and 2023 is unsecured and unsubordinated.
Upon approval of the Cleco Cajun Acquisition, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by

CLECO
CLECO POWER	2024 FORM 10-K
December 31, 2024. As of December 31, 2024, Cleco Holdings had satisfied this commitment.

Credit Facilities
At December 31, 2024, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $10.0 million outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $110.0 million outstanding borrowings. These revolving credit facilities were entered into on May 17, 2024, and replaced the existing agreements. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
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
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At December 31, 2024, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2024, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2024, Cleco Power was in compliance with the covenants of its revolving credit facility. At December 31, 2024, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Note 11 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Required contributions are driven by liability funding target percentages set by law and could cause the required contributions to be uneven among the years. Based on the funding assumptions at December 31, 2024, management estimates that $76.1 million in pension contributions will be required through 2029, of which $16.5 million is required in 2025. In January 2025, Cleco made an $11.5 million required contribution payment towards the 2025 plan year. In April 2024, July 2024, and January 2025, Cleco made payments of $3.5 million, $7.1 million, and $5.0 million, respectively, toward its 2024 contribution requirement. In July 2024, Cleco also made a $15.2 million required contribution payment towards the 2023 plan year. Cleco was not required to make contributions to the pension plan in 2023 or 2022.
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
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2024, and 2023 are presented in the following table:

CLECO
CLECO POWER	2024 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of period	$525,482	$500,869	$47,056	$43,306
Service cost	4,619	4,977	1,907	1,472
Interest cost	26,140	26,423	2,322	2,285
Actuarial loss (gain)	(25,647)	26,300	(2,011)	(5,110)
Expenses paid	(3,396)	(3,018)	—	—
Transfer to Cleco Cajun Purchasers	(1,674)	—	—	—
Derecognition of Cleco Cajun liability	—	—	(380)	—
Benefits paid	(30,660)	(30,069)	(4,891)	(5,117)
Benefit obligation at end of period	494,864	525,482	44,003	47,056
Change in plan assets
Fair value of plan assets at beginning of period	408,159	402,285	—	—
Actual (loss) gain return on plan assets	11,091	38,761	—	—
Employer contributions	25,750	200	—	—
Expenses paid	(3,396)	(3,018)	—	—
Transfer to Cleco Cajun Purchasers	(1,674)	—	—	—
Benefits paid	(30,660)	(30,069)	—	—
Fair value of plan assets at end of period	409,270	408,159	—	—
Unfunded status	$(85,594)	$(117,323)	$(44,003)	$(47,056)

The current and non-current portions of the Pension Benefits liability for Cleco and Cleco Power at December 31, 2024, and 2023 are as follows:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Current	$16,344	$25,685
Non-current	$69,250	$91,638

The employee pension plan accumulated benefit obligation at December 31, 2024, and 2023 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2024	2023
Accumulated benefit obligation	$479,948	$505,508
The following table presents the net actuarial gains/losses included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for the years ended December 31, 2024, and 2023:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2024	2023
Net actuarial (gain) loss occurring during period	$(6,310)	$17,082	$(1,964)	$5,110
Net actuarial loss (gain) amortized during period	$—	$—	$653	$(45)

The pension net actuarial gain was $6.3 million for the year ended December 31, 2024, primarily due to the increase in the discount rate, partially offset by the actual plan asset returns compared to the expected plan asset returns. The pension net actuarial loss was $17.1 million for the year ended December 31, 2023, primarily due to updated demographic assumptions resulting from the completion of an experience study in 2023 and a decrease in the discount rate. This loss was partially offset by higher than expected return on assets.
The Other Benefits net actuarial gain was $2.0 million for the year ended December 31, 2024, primarily due to updated demographic assumptions, the removal of Cleco Cajun participants, and the increase in the discount rate. The Other
Benefits net actuarial loss was $5.1 million for the year ended December 31, 2023, primarily due to updated demographic assumptions resulting from the completion of an experience study in 2023.
The following table presents net actuarial gains/losses in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs for the employee pension plan and Other Benefits plans at December 31, 2024, and 2023:

CLECO
CLECO POWER	2024 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
(THOUSANDS)	2024	2023	2024	2023
Net actuarial loss	$58,089	$64,399	$9,685	$13,103
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2024, 2023, and 2022 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022	2024	2023	2022
Components of periodic benefit costs
Service cost	$4,619	$4,977	$8,589	$1,907	$1,472	$2,204
Interest cost	26,140	26,423	19,841	2,322	2,285	1,484
Expected return on plan assets	(30,428)	(29,544)	(24,706)	—	—	—
Amortizations
Net loss (gain)	—	—	12,332	646	(45)	1,210
Gain on derecognition of Cleco Cajun	—	—	—	(169)	—	—
Net periodic benefit cost	$331	$1,856	$16,056	$4,706	$3,712	$4,898

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2024, 2023, and 2022 was $1.8 million, $1.9 million, and $3.2 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $4.3 million, $3.5 million, and $4.4 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2024, and 2023 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current	$5,279	$5,241
Non-current	$38,724	$41,815

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current	$4,524	$4,479
Non-current	$30,054	$32,289

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2024	2023	2024	2023
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.66%	5.13%	5.61%	5.25%
Rate of compensation increase	3.00%	3.50%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.13%	5.44%	2.98%	5.25%	5.61%	2.82%
Expected return on plan assets	6.68%	6.60%	5.25%	N/A	N/A	N/A
Rate of compensation increase	3.50%	2.76%	2.73%	N/A	N/A	N/A

In order to calculate the discount rate to measure the liabilities, management uses a theoretical bond portfolio that matched expected benefit payments. The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by Cleco’s Retirement Committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. For the calculation of the 2025 periodic expense, Cleco increased the discount rate to 5.66% and increased the expected long-term return on plan assets to 7.07%. Cleco expects pension expense to decrease in 2025 by approximately $2.5 million primarily due to an increase in the expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At

CLECO
CLECO POWER	2024 FORM 10-K
December 31, 2024, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
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
There have been no changes in the methodologies for determining fair value at December 31, 2024, and 2023. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$5,818	$—	$5,818	$—
Mutual funds
Domestic		121,954	121,954	—	—
Corporate debt		76,712	—	76,712	—
Total		$204,484	$121,954	$82,530	$—

	Investments measured at net asset value(1)	204,476
	Interest accrual	310
	Total net assets	$409,270
(1) Investments measured at net asset value consist of Common/collective trust and real estate fund investments.

(THOUSANDS)		AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(1)
Asset Description
Cash equivalents		$22,250	$—	$22,250	$—
Government securities		14,418	—	14,418	—
Mutual funds
Domestic		85,821	85,821	—	—
International		42,083	42,083	—	—
Corporate debt		94,677	—	94,677	—
Total		$259,249	$127,904	$131,345	$—

	Investments measured at net asset value(2)	147,142
	Interest accrual	1,768
	Total net assets	$408,159
(1) The classification of real estate funds previously presented as Level 3 assets of $35.0 million at December 31, 2023, have been revised to correct a disclosure error and are presented as investments for which net asset value is used as a practical expedient to approximate fair value in accordance with GAAP.
(2) Investments measured at net asset value consist of Common/collective trust and real estate fund investments.

Cleco utilizes a practical expedient, referred to as net asset value (NAV), to estimate fair value of certain pension investments, Common/collective trust funds and real estate investment funds. Common/collective trust fund investments consist of domestic and international index equities, valued based upon the aggregate market values of the underlying investment index equities. The value of the NAV of each fund or trust is determined as of the close of the national securities exchange on which such fund or trust is listed for trading at the last business day of the year. There are no imposed redemption restrictions and the pension plan does not have any contractual obligations to further invest in the trust. Real estate fund investments are open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The purpose of each fund is to invest in real estate and real estate related assets that generate a total return from current income and capital appreciation which exceeds the applicable fund’s index. Each fund’s NAV is made available to fund participants quarterly.
The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains

CLECO
CLECO POWER	2024 FORM 10-K
or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2024, the return on plan assets was 1.90% compared to an expected long-term return of 6.68%. The 2023 return on pension plan assets was 9.23% compared to an expected long-term return of 6.60%. As of December 31, 2024, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

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

Other Pension Plan Disclosures
The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2025 and remains at 5.0% thereafter. The rate used for 2024 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the employee pension plan and Other Benefits plan for each year through 2029 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2025	$32,189	$5,279
2026	$33,030	$5,065
2027	$33,741	$5,052
2028	$34,377	$4,990
2029	$34,929	$4,869
Five years thereafter	$178,546	$22,229

SERP
SERP is a non-qualified, non-contributory, defined benefit pension plan for the benefit of certain executive officers who are designated as participants by the Leadership Development and Compensation Committee. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue.
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

CLECO
CLECO POWER	2024 FORM 10-K
SERP’s funded status at December 31, 2024, and 2023 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Change in benefit obligation
Benefit obligation at beginning of period	$67,462	$68,427
Service cost	134	142
Interest cost	3,343	3,604
Actuarial gain	(2,814)	(345)
Benefits paid	(4,582)	(4,366)
Benefit obligation at end of period	$63,543	$67,462

SERP’s accumulated benefit obligation at December 31, 2024, and 2023 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2024	2023
Accumulated benefit obligation	$63,543	$67,462

The following table presents net actuarial gains/losses and prior service credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2024, and 2023:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Net actuarial gain occurring during year	$(2,814)	$(345)
Net actuarial loss amortized during year	$(58)	$(63)
Prior service credit amortized during year	$(215)	$(215)

The SERP net actuarial gain was $2.8 million for the year ended December 31, 2024, primarily due to the increase in the discount rate. The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2024, and 2023:

	SERP BENEFITS
	AT DEC. 31
(THOUSANDS)	2024	2023
Net actuarial loss	$4,948	$7,819
Prior service credit	$(870)	$(1,085)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2024, 2023, and 2022 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Components of periodic benefit costs
Service cost	$134	$142	$227
Interest cost	3,343	3,604	2,679
Amortizations
Prior service credit	(215)	(215)	(215)
Net (gain) loss	(81)	(63)	1,049
Net periodic benefit cost	$3,181	$3,468	$3,740

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2024	2023
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.65%	5.13%
Rate of compensation increase	N/A	N/A

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
	2024	2023	2022
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.13%	5.46%	2.95%
Rate of compensation increase	N/A	N/A	N/A

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $0.5 million, $0.5 million, and $0.6 million, respectively.

CLECO
CLECO POWER	2024 FORM 10-K
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2024, and 2023 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current	$4,815	$4,593
Non-current	$58,728	$62,868

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2024	2023
Current	$833	$613
Non-current	$10,160	$8,394

The projected benefit payments for SERP for each year through 2029 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2025	2026	2027	2028	2029	FIVE YEARS THEREAFTER
SERP	$4,815	$4,935	$4,888	$4,872	$4,842	$23,218

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2024, 2023, and 2022 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
401(k) Plan expense	$9,069	$7,770	$7,310

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2024, 2023, and 2022 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
401(k) Plan expense	$3,071	$2,859	$2,685

Note 12 — Income Taxes
Cleco
The following table presents a reconciliation of income tax (benefit) expense at the statutory rate and income tax expense (benefit) on income (loss) from continuing operations reported on Cleco’s Consolidated Statement of Income:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2024	2023	2022
Income (loss) from continuing operations before income taxes	$78,957	$(94,942)	$253,183
Statutory rate	21.0%	21.0%	21.0%
Tax expense (benefit) at federal statutory rate	$16,581	$(19,938)	$53,168
Increase (decrease)
Flowthrough of tax benefits	(8,671)	(7,847)	(12,272)
State income taxes, net of federal benefit	5,907	(2,256)	16,519
Permanent adjustments	17,596	(388)	(4,621)
Amortization of excess ADIT	(15,977)	(33,518)	(32,639)
Other, net	(1,380)	(1,126)	(120)
Total tax expense (benefit)	$14,056	$(65,073)	$20,035
Effective rate	17.8%	68.5%	7.9%

Information about current and deferred income tax expense from continuing operations is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Current federal income tax (benefit) expense	$(46,955)	$(45,429)	$25,478
Deferred federal income tax expense (benefit)	42,380	(7,137)	(9,835)
Amortization of accumulated deferred investment tax credits	(115)	(127)	(134)
Total federal income tax (benefit) expense	$(4,690)	$(52,693)	$15,509
Current state income tax expense (benefit)	18,833	(9,787)	10,326
Deferred state income tax benefit	(87)	(2,593)	(5,800)
Total state income tax expense (benefit)	$18,746	$(12,380)	$4,526
Total federal and state income tax expense (benefit)	$14,056	$(65,073)	$20,035
Items charged or credited directly to member’s equity
Federal deferred income tax	646	(1,374)	6,297
State deferred income tax	327	(531)	2,431
Total tax expense (benefit) from items charged directly to member’s equity	$973	$(1,905)	$8,728
Total federal and state income tax expense (benefit)	$15,029	$(66,978)	$28,763
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2024, and 2023 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Depreciation and property basis differences	$(663,346)	$(764,958)
Fuel costs	(2,161)	232
Merger fair value adjustments	(41,583)	(46,052)
Net operating loss carryforward	11,761	57,464
NMTC	68,655	78,955
Other	(4,925)	(9,820)
Other comprehensive income	4,717	5,927
Postretirement benefits	28,774	38,282
Regulated operations regulatory liability, net	(150,138)	(161,427)
Accumulated deferred federal and state income taxes, net	$(748,246)	$(801,397)

CLECO
CLECO POWER	2024 FORM 10-K
Cleco Power
The following table presents a reconciliation of income tax expense at the statutory rate and income tax expense (benefit) on income (loss) reported on Cleco Power’s Consolidated Statement of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2024	2023	2022
Income before tax	$157,424	$132,715	$172,560
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$33,059	$27,870	$36,238
Increase (decrease)
Flowthrough of tax benefits	(8,671)	(7,847)	(12,272)
State income taxes, net of federal benefit	11,321	12,296	12,109
Amortization of excess ADIT	(15,977)	(33,518)	(32,639)
Other, net	(1,226)	(3,235)	(933)
Total tax expense (benefit)	$18,506	$(4,434)	$2,503
Effective rate	11.8%	(3.3)%	1.5%
Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Current federal income tax expense	$4,189	$11,188	$4,921
Deferred federal income tax expense (benefit)	12,736	(20,029)	(1,926)
Amortization of accumulated deferred investment tax credits	(114)	(127)	(134)
Total federal income tax expense (benefit)	$16,811	$(8,968)	$2,861
Current state income tax expense	2,052	5,617	2,406
Deferred state income tax benefit	(357)	(1,083)	(2,764)
Total state income tax expense (benefit)	$1,695	$4,534	$(358)
Total federal and state income tax expense (benefit)	$18,506	$(4,434)	$2,503
Items charged or credited directly to members’ equity
Federal deferred income tax	67	(528)	2,610
State deferred income tax	281	(208)	1,008
Total tax expense (benefit) from items charged directly to member’s equity	$348	$(736)	$3,618
Total federal and state income tax expense (benefit)	$18,854	$(5,170)	$6,121

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2024, and 2023 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Depreciation and property basis differences	$(663,000)	$(699,020)
Fuel costs	(2,161)	1,652
Net operating loss carryforward	11,761	35,359
Other	(4,574)	(11,465)
Other comprehensive income	2,988	3,336
Postretirement benefits	17,108	25,005
Regulated operations regulatory liability, net	(150,138)	(161,427)
Accumulated deferred federal and state income taxes, net	$(788,016)	$(806,560)

Tax Rate Changes
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025. In accordance with accounting guidance, the impact of the rate change was recorded on Cleco’s and Cleco Power’s consolidated financial statements at December 31, 2024. The impact was a $66.5 million decrease to Accumulated deferred federal and state income taxes, net and a $64.9 million increase to Regulatory liabilities - deferred taxes, net. The impact to income tax expense was $1.6 million.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2024, and 2023, Cleco had a deferred tax asset resulting from a NMTC carryforward of $68.7 million and $79.0 million, respectively. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.
Quarterly, management monitors and evaluates the realizability of deferred tax assets, and adjustments are recorded as appropriate in future periods. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies, and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, Cleco and Cleco Power may be required to record a valuation allowance against its deferred tax assets, resulting in additional income tax expense in Cleco’s and Cleco Power’s Consolidated Statements of Income.

Net Operating Losses
For the 2023 tax year, Cleco had a federal net operating loss of approximately $243.5 million and a state net operating loss of $167.2 million. For the 2024 tax year, Cleco expects to utilize a federal net operating loss of $207.8 million and a state net operating loss of $88.8 million.
For the 2023 tax year, Cleco Power had a federal net operating loss of approximately $135.4 million and a state operating loss of $167.2 million. For the 2024 tax year, Cleco Power expects to utilize a federal net operating loss of $99.8 million and state net operating loss of $88.8 million.
Both the federal and state net operating losses may be carried forward indefinitely. Cleco and Cleco Power consider it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2024, and 2023, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2024, 2023, and 2022, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At December 31, 2024, and 2023, Cleco and Cleco Power had no liability for unrecognized tax positions.

CLECO
CLECO POWER	2024 FORM 10-K
Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2021, 2022, and 2023, the IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2021 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. These tax returns were filed consistent with the IRS’s review. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year. In this maintenance phase, the IRS typically will, at its discretion, reduce the level of its review of the tax year relative to the regular Compliance Assurance Process phase.
The state income tax years 2021, 2022, and 2023 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2024, 2023, and 2022, no penalties were recognized.

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

SEGMENT INFORMATION
FOR THE YEAR ENDED DEC. 31, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$729,273
Fuel cost recovery revenue (1)	321,980
Other operations	95,137
Affiliate revenue	12,452
Electric customer credits	(3,940)
Operating revenue, net	$1,154,902
Less:
Recoverable fuel and purchased power (1)	$321,980
Non-recoverable fuel and purchased power	32,752
Other operations and maintenance (2)	245,651
Taxes other than income taxes	57,754
Other segment items (3)	8,164
EBITDA	$488,601
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $95.3 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2024 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$729,273	$(2,881)	(1)	$(1)	$726,391
Fuel cost recovery revenue	321,980	—		—	$321,980
Other operations	95,137	8,162		(22)	103,277
Affiliate revenue	12,452	108,127		(120,579)	—
Electric customer credits	(3,940)	—		—	(3,940)
Operating revenue, net	$1,154,902	$113,408		$(120,602)	$1,147,708
Depreciation and amortization	$236,444	$11,143	(1)	$1	$247,588
Interest income	$4,125	$11,291		$(349)	$15,067
Interest charges	$98,858	$55,046		$(349)	$153,555
Federal and state income tax expense (benefit)	$18,506	$(4,450)		$—	$14,056
Income (loss) from continuing operations, net of income taxes	$138,918	$(74,017)		$—	$64,901
Income from discontinued operations, net of income taxes	$—	$45,517		$—	$45,517
Net income (loss)	$138,918	$(28,500)		$—	$110,418
Additions to property, plant, and equipment	$255,336	$4,189		$—	$259,525
Equity investment in investee	$1,916	$(848,952)		$848,952	$1,916
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,879,566	$(286,556)		$776,596	$7,369,606
(1) Includes $2.9 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE YEAR ENDED DEC. 31, 2023 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$692,866
Fuel cost recovery revenue (1)	504,503
Other operations	111,561
Affiliate revenue	8,904
Electric customer credits	(60,689)
Operating revenue, net	$1,257,145
Less:
Recoverable fuel and purchased power (1)	$504,512
Non-recoverable fuel and purchased power	45,485
Other operations and maintenance (2)	233,863
Taxes other than income taxes	60,676
Other segment items (3)	(5,719)
EBITDA	$418,328
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $83.5 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE YEAR ENDED DEC. 31, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$692,866	$(9,454)	(1)	$—	$683,412
Fuel cost recovery revenue	504,503	—		—	$504,503
Other operations	111,561	5		(1)	111,565
Affiliate revenue	8,904	120,716		(129,620)	—
Electric customer credits	(60,689)	—		—	(60,689)
Operating revenue, net	$1,257,145	$111,267		$(129,621)	$1,238,791
Depreciation and amortization	$191,745	$17,644	(1)	$—	$209,389
Interest income	$5,011	$571		$(189)	$5,393
Interest charges	$98,879	$66,165		$(188)	$164,856
Federal and state income tax benefit	$(4,434)	$(60,639)		$—	$(65,073)
Income (loss) from continuing operations, net of income taxes	$137,149	$(167,018)		$—	$(29,869)
Loss from discontinued operations, net of income taxes	$—	$14,642		$—	$14,642
Net income (loss)	$137,149	$(152,376)		$—	$(15,227)
Additions to property, plant, and equipment	$220,982	$9,256		$—	$230,238
Equity investment in investee	$1,992	$(467,329)		$467,329	$1,992
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,920,339	$870,743		$309,311	$8,100,393
(1) Includes $9.5 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2024 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2022 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$685,419
Fuel cost recovery revenue (1)	837,647
Other operations	98,759
Affiliate revenue	6,377
Electric customer credits	(7,674)
Operating revenue, net	$1,620,528
Less:
Recoverable fuel and purchased power (1)	$837,647
Non-recoverable fuel and purchased power	59,846
Other operations and maintenance (2)	216,851
Taxes other than income taxes	55,075
Regulatory disallowance	13,841
Other segment items (3)	3,341
EBITDA	$433,927
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $63.7 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE YEAR ENDED DEC. 31, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$685,419	$(9,680)	(1)	$—	$675,739
Fuel cost recovery revenue	837,647	—		—	$837,647
Other operations	98,759	9		—	98,768
Affiliate revenue	6,377	109,015		(115,392)	—
Electric customer credits	(7,674)	—		—	(7,674)
Operating revenue, net	$1,620,528	$99,344		$(115,392)	$1,604,480
Depreciation and amortization	$178,231	$17,588	(1)	$—	$195,819
Interest income	$5,082	$265		$(97)	$5,250
Interest charges	$88,218	$55,834		$(96)	$143,956
Federal and state income tax expense	$2,503	$17,532		$—	$20,035
Income from continuing operations, net of income taxes	$170,057	$63,093		$(2)	$233,148
Income from discontinued operations, net of income taxes	$—	$(44,337)		$—	$(44,337)
Net income	$170,057	$18,756		$(2)	$188,811
Additions to property, plant, and equipment	$228,940	$7,827		$—	$236,767
Equity investment in investee	$2,072	$(320,348)		$320,348	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,834,970	$1,237,096		$181,683	$8,253,749
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE YEARS ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net income (loss)	$110,418	$(15,227)	$188,811
Less: income (loss) from discontinued operations, net of income taxes	45,517	14,642	(44,337)
Income (loss) from continuing operations, net of income taxes	64,901	(29,869)	233,148
Add: Depreciation and amortization	247,588	209,389	195,819
Less: Interest income	15,067	5,393	5,250
Add: Interest charges	153,555	164,856	143,956
Add: Federal and state income tax expense (benefit)	14,056	(65,073)	20,035
Add (less): Other corporate costs and noncash items (1) (2)	23,568	144,418	(153,781)
Total segment EBITDA	$488,601	$418,328	$433,927
(1) Adjustments made for Other and Eliminations totals not allocated to total segment EBITDA.
(2) Includes (loss) gain on Cleco Cajun’s natural gas derivatives of $(6.5) million, $(116.8) million, and $180.5 million, respectively, for the years ended December 31, 2024, 2023, and 2022.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana, and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

CLECO
CLECO POWER	2024 FORM 10-K

Note 14 — Regulation and Rates

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
Management estimated that a loss resulting from a potential disallowance was probable, and as a result, an estimated contingent loss of $58.7 million was accrued in provision for rate refund as of December 31, 2023. Cleco Power recorded an additional loss of $1.3 million as of March 31, 2024, as a result of the approval of an uncontested settlement by the LPSC on April 19, 2024. The settlement contains a provision for refunding to Cleco Power’s retail customers $20.0 million per year during each of the third quarters of 2024, 2025, and 2026 for a total refund of $60.0 million. Cleco Power has issued refunds for the third quarter of 2024. For information about the settlement, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

FRP
Prior to July 1, 2024, Cleco Power’s annual retail earnings were subject to an FRP approved by the LPSC in June 2021. The prior FRP allowed Cleco Power to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, were required to be refunded to customers.
On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. Additionally, as approved in Cleco Power’s FRP, a residential revenue decoupling mechanism was implemented through its infrastructure and incremental cost recovery rider that provides a charge or credit to residential customers for any under or over collection of residential base revenue. For more information on the regulatory liability established for the revenue decoupling mechanism, see Note 6 — “Regulatory Assets and Liabilities — Residential Revenue Decoupling.”
On May 22, 2024, the LPSC approved Cleco Power’s monitoring report for the 12-month period ended June 30, 2023, indicating no material findings and no refund to Cleco Power’s retail customers. On October 31, 2024, Cleco Power filed its monitoring report for the 12-month period ending June 30, 2024, indicating no refund to Cleco Power’s retail customers. Cleco Power has received the LPSC Staff’s draft report indicating no refund and no material findings. Due to the nature of the regulatory process, management is not able to determine the timing of the approval of this report.
Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets. On June 19, 2024, the LPSC approved for Cleco Power to recover through its new rates, effective on July 1, 2024, costs associated with Cleco Power’s rate case, IRP, and storm preparation. As a result, $3.8 million was reclassified to Other regulatory assets on Cleco’s and Cleco Power’s Consolidated Balance Sheets. At December 31, 2024, Cleco Power had $4.0 million recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

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
The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits, which is estimated to be over 30 years. At December 31, 2024, Cleco Power had $189.6 million accrued for the excess ADIT, of which $6.8 million is reflected in current regulatory liabilities.

Teche Unit 3
In May 2023, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In January 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3, and on June 1, 2024, Teche Unit 3 was retired.

Wholesale Rates
Wholesale customers are charged market based rates that are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2023 and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026.

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

CLECO
CLECO POWER	2024 FORM 10-K
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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Restricted cash - current	$15,918	$15,818
Accounts receivable - affiliate	4,683	3,492
Intangible asset - securitization	384,908	398,658
Total assets	$405,509	$417,968
Long-term debt due within one year	15,087	14,499
Accounts payable - affiliate	1,800	176
Interest accrued	5,997	6,191
Long-term debt, net	380,468	394,944
Total liabilities	403,352	415,810
Member’s equity	2,157	2,158
Total liabilities and member’s equity	$405,509	$417,968

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating revenue	$32,447	$33,913	$13,181
Operating expenses	(14,183)	(14,884)	(2,992)
Interest income	667	537	63
Interest charges, net	(18,832)	(19,467)	(10,200)
Income before taxes	$99	$99	$52

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2024, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2024	2023
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,033)	(17,280)
Equity income from investee	677	—
Total equity investment in investee	$1,916	$1,992

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Oxbow’s net assets/liabilities	$3,832	$3,985
Cleco Power’s 50% equity	$1,916	$1,992
Cleco Power’s maximum exposure to loss	$1,916	$1,992

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2024	2023
Current assets	$5,055	$5,385
Property, plant, and equipment, net	3,486	3,638
Total assets	$8,541	$9,023
Current liabilities	$529	$336
Other liabilities	4,180	4,702
Partners’ capital	3,832	3,985
Total liabilities and partners’ capital	$8,541	$9,023

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating revenue	$363	$327	$332
Operating expenses	(266)	(424)	(332)
Gain on sale of property	1,356	—	—
Interest (expense) income	(97)	97	—
Income before taxes	$1,356	$—	$—

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

CLECO
CLECO POWER	2024 FORM 10-K
District Court for Avoyelles Parish, Louisiana, Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure. This action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and the trial date has been set for August 2025.
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

CLECO
CLECO POWER	2024 FORM 10-K
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

As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Consolidated Financial Statements as of March 31, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits.
During the third quarter of 2024, approximately $20.0 million was refunded to Cleco Power’s retail customers as a credit to their bills in accordance with the settlement, as previously discussed.
On May 17, 2024, Cleco Power filed an application with the LPSC for a financing order authorizing the securitization. On November 27, 2024, the LPSC issued the financing order authorizing the securitization financing of costs related to the settlement, which became final and not subject to appeal on December 13, 2024. Management anticipates the securitization financing to close by the end of March 2025.

FERC Audits and Reviews
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In the fourth quarter of 2024, as a part of FERC Docket No. 14-12-016 that reviewed MISO Attachment O rates, FERC ruled that the return on equity component of the rate was not justified. As a result, Cleco Power estimated and recorded a refund of $0.5 million to be refunded during 2025.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2024, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $11.5 million and $11.0 million, respectively. Cleco and Cleco Power have accrued these amounts.

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

CLECO
CLECO POWER	2024 FORM 10-K
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of December 31, 2024, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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

Long-Term Purchase Obligations
Cleco Holdings has several unconditional long-term purchase obligations primarily related to information technology outsourcing, network monitoring, and software maintenance. Cleco Power has several unconditional long-term purchase obligations primarily related to the purchase of fuel, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2024, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2025	$30,330	$61,511
2026	12,612	19,420
2027	11,368	11,454
2028	11,173	11,194
2029	10,604	10,604
Thereafter	36,730	36,730
Total long-term purchase obligations	$112,817	$150,913

Cleco’s payments under these agreements for the years ended December 31, 2024, 2023, and 2022 were $55.7 million, $79.2 million, and $52.9 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2024, 2023, and 2022 were $48.6 million, $70.5 million, and $49.0 million, respectively.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, demonstrations were submitted to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2 and the Dolet Hills Power Station in order to comply with the final CCR Rule. In January 2022, Cleco Power received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The remaining demonstrations are still subject to EPA approval based on pending technical review.
On May 8, 2024, the EPA published a final rule that would regulate CCR Management Units (MUs), which includes non-containerized accumulations of CCR on the land at facilities otherwise subject to federal CCR regulations. The final regulation mandates the conducting of facility evaluations at such facilities after the effective date of the rule to determine if CCR MUs are present. For any identified CCR MUs of a particular size, the regulation would require evaluating any impacts on groundwater along with planning for closure of any identified CCR MU sites. Cleco does not expect this final rule to have a material financial impact on its generating units and environmental obligations.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.

CLECO
CLECO POWER	2024 FORM 10-K
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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2024, 2023, and 2022.
At December 31, 2024, and 2023, Cleco Holdings had an affiliate receivable of $35.5 million and $24.2 million, respectively, from Cleco Group primarily for estimated income taxes paid on behalf of Cleco Group. At December 31, 2024, and 2023, Cleco Holdings had an affiliate payable of $21.4 million and $10.7 million, respectively to Cleco Group primarily for settlement of taxes payable.
For the years ended December 31, 2024, 2023, and 2022, Cleco Holdings made $145.0 million, $53.5 million, and $219.6 million respectively, of distribution payments to Cleco Group. For the years ended December 31, 2024, 2023, and 2022, Cleco Holdings received no equity contributions from Cleco Group.

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

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Support Group
Other operations and maintenance	$99,547	$96,907	$87,830
Taxes other than income taxes	$—	$65	$(41)
Other expense	$242	$92	$60
Cleco Holdings
Other expense	$625	$—	$—

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission and internal software services to Cleco Cajun in accordance with service agreements. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Other operations revenue
Cleco Cajun	$3,422	$10,208	$10,213
Affiliate revenue
Support Group	4,938	5,651	5,475
Cleco Cajun	7,385	3,253	902
Cleco Holdings	129	—	—
Total	$15,874	$19,112	$16,590

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2024		2023
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$185	$318	$14	$367
Support Group	989	11,071	1,104	12,833
Cleco Cajun	—	—	3,425	—
Total	$1,174	$11,389	$4,543	$13,200

During 2024, 2023, and 2022, Cleco Power made $95.0 million, $94.8 million, and $105.5 million respectively, of distribution payments to Cleco Holdings. Cleco Power received no equity contribution from Cleco Holdings in 2024, 2023 and 2022.

CLECO
CLECO POWER	2024 FORM 10-K

Note 18 — Intangible Assets and Goodwill

Securitized Intangible Asset
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset's portion of revenue requirement billed to Cleco Power’s customers. At the end of its life, this securitized intangible asset will have no residual value. The amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Consolidated Statements of Income. Cleco expects to recognize an estimated $78.5 million of amortization expense over the five years ending December 31, 2029.
The following table presents the amortization expense of the securitized intangible asset in Cleco’s Consolidated Statement of Income:

	FOR THE YEAR ENDED DEC. 31.
(THOUSANDS)	2024	2023	2022
Amortization expense
Storm Recovery Property intangible asset	$13,750	$14,465	$2,823
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

		AT DEC. 31,
(THOUSANDS)	2024	2023
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(31,038)	(17,288)
Net securitized intangible asset subject to amortization	$384,908	$398,658

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At December 31, 2024, Cleco Power had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization is included in Electric operations on Cleco’s Consolidated Statements of Income. Cleco expects to recognize an estimated $3.7 million for amortization expense over the five years ending December 31, 2029.
The following table presents the amortization expense recognized of other intangible assets in Cleco’s Consolidated Statements of Income:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Amortization expense
Power supply agreement	$2,881	$9,454	$9,680

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
(THOUSANDS)	2024	2023
Power supply agreements	$14,238	$85,104
Accumulated amortization	(6,487)	(74,471)
Net other intangible assets subject to amortization	$7,751	$10,633

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

CLECO
CLECO POWER	2024 FORM 10-K

Note 19 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power.
All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2021	$(23,629)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	23,647
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	41
Balance, Dec. 31, 2022	$59
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,482)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(1,689)
Balance, Dec. 31, 2023	$(5,112)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,603
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(1,175)
Balance, Dec. 31, 2024	$(2,684)

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2021	$(12,885)	$(5,298)	$(18,183)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	8,339	—	8,339
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	1,228	—	1,228
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(2,623)	—	(2,623)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	386	—	386
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2023	$(5,555)	$(4,796)	$(10,351)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(559)	—	(559)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	657	—	657
Reclassification of net loss to interest charges	—	154	154
Balances, Dec. 31, 2024	$(5,457)	$(4,642)	$(10,099)

Note 20 — Storm Restoration
During April and May 2024, Cleco Power’s service territory sustained damage in multiple severe weather events. Total storm restoration costs related to these events were approximately $14.2 million.
On September 11, 2024, Hurricane Francine made landfall in southeast Louisiana as a Category 2 storm, causing power outages for approximately 37,000 of Cleco Power’s electric customers. By September 14, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is approximately $23.4 million.
On October 8, 2024, Cleco Power made a filing with the LPSC seeking approval to withdraw storm restoration costs associated with the April 2024 storm, as well as costs associated with other storm events that occurred since December 2022, from the storm reserve. This request is currently under review by the LPSC. Management is assessing the accumulated restoration costs for Hurricane Francine as well as other storms that occurred in 2024 and anticipates filing an additional application seeking approval for withdrawal of these costs from the restricted storm reserve in 2025. For more information on Cleco Power’s total recorded accumulated storm restorations costs, see Note 6 — “Regulatory Assets and Liabilities — Storm Reserves.”

CLECO
CLECO POWER	2024 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2024. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2024, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cleco Holdings 2025 Retention Plan
The partners of Cleco Partners have informed the Registrants that they are considering their options for their investment in Cleco Holdings. This process may result in the sale of some or all of the equity in Cleco Holdings to a party other than the current partners of Cleco Partners or their affiliates (such transaction being referred as the equity transaction). In order to provide for the retention of key employees throughout this process and to align the interests of such key employees around the ultimate financial result for the current partners of Cleco Partners, Cleco Holdings expects to adopt an additional compensation plan for select named executive officers, executive officers, and employees of the Company. Target awards for participants in the new retention plan are expected to range from one time to two times base annual salary. Provided that the participant in the new retention plan is employed by the Company on the first anniversary of the closing of the equity transaction, the participant will be paid the cash lump sum of (i) 50% of the target amount for that participant and (ii) between 25% and 100% of the target amount for that participant depending on the amount received by the partners of Cleco Partners in the equity transaction relative to a target price for the equity transaction yet to be determined. Accordingly, the range of payments to a participant may range from 75% of the target amount for such participant to 150% of the target amount for such participant. Any payments under the new retention plan are contingent on the closing of the equity transaction and would generally be made one year after the closing of the equity transaction.
If a participant in the new retention plan resigns, retires, or is terminated with “cause” after closing of the equity transaction but prior to the first anniversary of the equity transaction, such participant would forfeit any and all payments under the new retention plan. If a participant in the new retention plan is no longer employed by the Company as a result of death or “disability,” resigns due to “good reason,” or is terminated without “cause,” the participant (or his/her

CLECO
CLECO POWER	2024 FORM 10-K
estate in the case of the participant’s death) would receive the payment under the terms of the new retention plan if and when the new retention plan otherwise makes payments to the participants in the new retention plan. The term’s “disability,” “good reason,” and “cause” will have the same definitions as such terms are defined in the LTIP.
Any payout amount under the new retention plan will not be treated as salary or taken into account for purposes of determining any other compensation or benefits that may be provided to the participant, including any severance benefits. In the event any payout amount under the new retention plan is subject to Section 280G or 4999 of the IRC, the amount of the payout amount (or any other benefits or payments subject to such sections) shall be reduced, unless otherwise determined by the Company, to the maximum amount that may be paid to the participant without penalty under such sections if such reduction would result in such participant retaining a greater after-tax amount than if the full benefits or payments were received by such participant.
It is expected that the new retention plan will be adopted by Cleco’s Leadership Development and Compensation Committee and Boards of Managers when sufficient information is available to set the target price for the equity transaction. Accordingly, the terms of the new retention plan included herein are preliminary in nature and may be altered by Cleco’s Leadership Development and Compensation Committee and Boards of Managers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

CLECO
CLECO POWER	2024 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 7, 2025, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 12 managers, excluding Dylan Arnould, who is a member of the Board of Managers of Cleco Group and Cleco Holdings, and including special independent manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 7, 2025, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Ms. Stark serves under a staffing agreement. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MAM.

Dylan Arnould is a Director in Manulife’s Infrastructure Investment Group. He joined John Hancock/Manulife in 2018 and is responsible for origination, execution, and asset management of investments in various infrastructure sections. Mr. Arnould is 36 years old and became a member of the Boards of Managers for Cleco Group and Cleco Holdings in 2023. Mr. Arnould is a member of the Audit Committee.
Mr. Arnould’s previous industry experience includes development and merger and acquisition of power projects with InterGen, as well as with origination, execution and management of climate technology venture capital investments with the Massachusetts Clean Energy Center.
Mr. Arnould holds a Bachelor of Arts degree from Duke University and a Master of Arts degree in International Economics and International Affairs from the Johns Hopkins University, School of Advanced International Studies.

Andrew Chapman joined Macquarie in 2006 and retired on September 30, 2021. Through his consulting company WesWave LLC, Mr. Chapman is a consultant to MAM and serves on the Boards of Cleco and served on the board of the entity that holds Lordstown Energy Center, a gas-fired power plant in eastern Ohio until late 2024. Consulting through WesWave LLC, he also assists MAM on other matters as requested. During his 15 years with Macquarie, Mr. Chapman has served as a director of utility companies owned in part by MAM’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Mr. Chapman is 69 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, and the Leadership Development and Compensation Committee, and a member of the Asset Management Committee, the
Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining Macquarie in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management and his bachelor’s degree from the University of California at Berkeley.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power and Cleco Cajun since February 2019. Mr. Fontenot is 62 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. Mr. Fontenot has previously served as Interim CEO of Cleco Power from February 2017 to December 2017, Chief Operating Officer of Cleco Power from April 2016 to February 2017, and Senior Vice President of Utility Operations from March 2012 to April 2016.
Mr. Fontenot serves on the boards of the Leaders for a Better Louisiana, Louisiana Central, Louisiana Economic Development Partnership, Edison Electric Institute and the Louisiana State University at Alexandria Foundation.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Director on the Infrastructure and Renewable Resource Investments team of BCI. He is 50 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
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

CLECO
CLECO POWER	2024 FORM 10-K
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
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana attorney since1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 65 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Christopher Leslie is Executive Chairman of Macquarie Asset Management Real Assets Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., which managed more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 60 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee. Mr. Leslie has been or is a director of a number of MAM portfolio companies in the energy, transportation, and communications sectors.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India, and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Director within the Infrastructure and Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 48 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
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
Since joining Macquarie in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been or is a director of a number of Macquarie portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of the holding companies of Puget Energy, an electric and natural gas utility in Washington State, and Cyrq Energy, a leading U.S. geothermal power company. Prior to joining Macquarie, Mr. Rubin was a Vice President on JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. In addition, she serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She is 73 years old and became a member of the Boards in 2016.
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML) where she chairs the Environment, Health & Safety Committee and is a member of the Compensation Committee. She serves on the board and Governance Committee and is the Chair of the Audit Committee of Martin Sustainable Resources LLC. She previously served on the Blue Cross Foundation of Louisiana board from 2005 to 2024, and held positions of board chair and president. Her recent public company board service includes Benefytt Technologies, Inc. (BFYT) until its 2020 acquisition, and Gresham Smith Partners until June 2022. She also serves on the boards of various corporate and community organizations.
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

CLECO
CLECO POWER	2024 FORM 10-K
certified in Valuations and Forensics and as a Master Professional Corporate Director.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 62 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement.
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
Ms. Stark holds a Master of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Managing Director within the Infrastructure and Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 52 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Nexus Water Group, a privately held waste/wastewater utility company. He is also a past director of Corix Infrastructure Inc., Macquarie Utilities Inc. and Aquarion Water Company.
Mr. Turner has over 20 years of experience in institutional investing. Prior to joining BCI, he held positions as an
Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full-service brokerage firm.
Mr. Turner has a Bachelor of Science degree in Environmental Engineering from Montana Tech of the University of Montana and holds a Master of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charter holder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 65 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee.
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

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, and ages as of March 7, 2025, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun	President and CEO since January 2018. CEO since February 2019. CEO since February 2019. (Age 62)
Kristin L. Guillory Cleco Holdings Cleco Power Cleco Cajun	CFO since July 2021. CFO since July 2021; President from September 2019 to July 2021. (Age 42)
Mark D. Kleehammer Cleco Holdings

General Counsel & Chief Regulatory Officer since July 2023; Vice President, Commercial and Industrial Journey and Products at Entergy Corporation from February 2023 to June 2023; Vice President, Regulatory and Public Affairs at Entergy Louisiana from October 2015 to February 2023,
(Age 56)

Sybil S. Montegut Cleco Holdings Support Group

Chief Administrative & Sustainability Officer since January 2024; Vice President Enterprise Analytics & Innovation from May 2020 to January 2024;

Director, Innovation & Transformation from March 2019 to May 2020.
(Age 47)

Justin S. Hilton Cleco Power	Chief Commercial Officer since January 2024; President from February 2019 to January 2024. (Age 55)

CLECO
CLECO POWER	2024 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Robert A. Breedlove Cleco Holdings

Chief Operations Officer since January 2024; Vice President, Generation Operations from November 2021 to January 2024; Director, Fleet Maintenance Entergy Corporation from October 2018 to November 2021.
(Age 51)

Paul A. Guillory II Cleco Power Support Group

Chief Customer Officer since January 2024; Vice President & Chief Customer Officer from June 2021 to January 2024; Director, Meter, Bill & Revenue Collection from February 2020 to June 2021.

Manager, Business Consulting from December 2016 to February 2020
(Age 42)

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
Cleco has an insider trading policy governing the purchase and sale of, and certain other transactions involving, Cleco’s securities that applies to all of Cleco’s directors, officers, and other employees. Cleco believes its insider trading policy is reasonably designed to promote compliance with U.S. federal insider trading laws, rules, and regulations. A copy of Cleco’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

CLECO
CLECO POWER	2024 FORM 10-K

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
•Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) is determined such that the combination of all pay elements will deliver a total compensation opportunity comparable to that of the Company’s Peer Group.
•The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with the market and are all paid in cash; and
•The competitive market for an executive’s compensation will be based on Comparator Group as adjusted for size and are not adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group adjusted for size, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2024, Cleco believes that it accomplished its philosophy through the following compensation and benefit components:

2024 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Paid in cash
Annual Cash Incentive (STIP)
• Performance-based annual incentive plan that pays out in cash
• Adjusted EBITDA is the largest single metric for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures

Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROIC and Total Shareholder Return (TSR), each weighted at 50%
Benefits	• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007
Executive Benefits	• SERP (closed to new participants in 2014 and currently only applicable to CEO) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met nine times during 2024.
Relating to executive compensation, the Committee’s responsibilities, which are more fully described in its charter, include:

•establishing and overseeing the Company’s executive compensation philosophy and goals ensuring no material adverse effect on the Company;
•engaging and evaluating an independent compensation consultant to analyze and recommend new or revised policies regarding executive compensation programs and practices;
•annually reporting to the Board or recommending for approval by the Board the overall design of the Company’s executive compensation and benefit programs;
•annually evaluating the performance of the CEO and the CFO and recommending to the Board adjustments in the CEO's and CFO’s compensation and benefits;
•overseeing the administrative committees and periodically reviewing the Company’s benefit plans, including retirement plans;
•reviewing and making recommendations for talent and succession planning and efforts to promote inclusion.

The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation for 2024 was established by Pay Governance and reviewed by the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•recommending a group of peer companies to use for its market comparisons;
•reviewing the Company’s executive compensation program, including compensation relative to those executives at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;
•reviewing the Company’s Board of Manager compensation program;

CLECO
CLECO POWER	2024 FORM 10-K
•reporting on emerging trends and best practices in the area of executive and Board of Manager compensation; and
•attending the Committee meetings.

The Committee reviewed the compensation consultant’s qualifications as well as its independence and the potential for conflicts of interest. The Committee concluded that Pay Governance is independent, and its services to the Committee do not create any conflicts of interest. The Committee has the sole authority to approve Pay Governance’s compensation and determine the nature and scope of its services. Pay Governance does not perform any other services for or receive any other fees from the Company other than those relating to this Committee.

CEO
The CEO reviews with the Committee base salary adjustments, cash incentives, and long-term incentive awards for all executives other than himself.

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
The Peer Group changed in 2024. Three companies were removed and replaced with more appropriate comparators in order to size-adjust our Peer Group. Alliant Energy Corporation, Hawaiian Electric Industries, Inc., and Pinnacle West Capital Corporation were replaced with ITC Holdings, MGE Energy, Inc., and Unitil Corporation. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2024 PEER GROUP COMPANIES
ALLETE, Inc.	ITC Holdings	Otter Tail Corporation
Avista Corp.	MGE Energy, Inc.	PNM Resources, Inc.
Black Hills Corporation	NorthWestern Corporation	Portland General Electric Company
IdaCorp, Inc.	OGE Energy Corp.	Unitil Corporation

In setting executive compensation levels in 2024, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database and utilized regression analysis to establish executive compensation levels. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2024 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee, and then the Board, sets the base salary level for the CEO and CFO. Other executive compensation is set by the CEO after consultation with the Committee.
Base salaries for the named executive officers in 2024 are shown in the table below:

NAME	2024 BASE SALARY	2024 % CHANGE
Mr. Fontenot	$817,500	9.0%
Ms. Guillory	$470,004	5.6%
Mr. Kleehammer	$449,996	5.9%
Ms. Montegut	$325,025	29.5%
Mr. Hilton (1)	$310,000	5.1%
(1) Cleco Power employee.

Executive Annual Cash Incentive
The Company incentive compensation provides for the executive STIP, an annual, performance-based cash incentive plan. It includes weighting for corporate and individual performance goals. The STIP award opportunities for executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee sets the annual cash incentive level for the CEO and CFO. The CEO establishes STIP levels for other remaining officers. Payouts for all officers are capped at 200% of target.

CLECO
CLECO POWER	2024 FORM 10-K
The table below presents the target STIP opportunities for the named executive officers in 2024:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	125%
Ms. Guillory	65%
Mr. Kleehammer	60%
Ms. Montegut	50%
Mr. Hilton (1)	50%
(1) Cleco Power employee.

The 2024 STIP award for the named executive officers was based on the corporate and individual performance measures described below. These measures also apply to non-named executive officers.
The Committee included Milestone Measures (Measures) in the 2024 STIP corporate metrics for EMT and other corporate officers weighted at 20% and a stretch objective weighted at an additional 10%. These Measures were associated with progress milestones on key strategic corporate projects related to safety, cybersecurity, financial performance, regulatory objectives, customer satisfaction, completion of the Cleco Cajun divestiture, clean energy solutions, and Madison Unit 3 decarbonization efforts. For the STIP calculation, financial performance represents both the business unit and consolidated levels. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization adjusted for certain pension and SERP expenses, gains and losses on certain life insurance policies, certain merger and acquisition related expenses, variable lease revenue, unrealized gains and losses on derivatives, and other adjustments at the discretion of the Board of Managers. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, sustainability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction, the remainder of the STIP opportunity was attributable to related operational measures.
Management recommends the STIP financial and other performance measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2024 STIP Award Levels

Metric # 1: Adjusted EBITDA - Cleco Power — An adjusted EBITDA matrix was developed to determine performance and payout ranges related to respective Business Unit adjusted EBITDA performance in 2024. The overall STIP award for the corporate measures for executives is 30%. The final percentage of the financial target award is interpolated based on the performance level.
.
Metric # 2: Adjusted EBITDA Consolidated — An adjusted EBITDA matrix was developed to determine performance and payout ranges related to consolidated adjusted EBITDA performance in 2024. This measure represents 10% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.
Metric # 3: Safety — For the 2024 safety measure, the Company recognized serious injuries and fatalities (SIFs) by using the Serious Incident Injury Rate (SIIR), which represents 5% of the overall STIP award. The Company also included employee safety leading indicators by incorporating the Safety Observation Participation Rate, which represents 3% of the overall STIP award, and focused on improving contractor safety and awareness by Contractor Safety Observations, which represents 2% of the overall STIP award. These three measures total 10% for the safety metric. The target for SIIR was based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the five-year period of 2019-2023.

Metric # 4: EFORd — This metric represents the probability a generator will fail due to forced outages or derates when in demand. This metric is 6% of the overall STIP award for corporate measures. The 2024 target was based on the comparison to historical class average forced outage rates, as well as the MISO system-wide weighted average forced outage rate.

Metric # 5: Availability — This metric is an indicator of generation performance impacts related to unplanned outages and derates. This metric is 4% of the overall STIP award. The 2024 target was based on the average performance over the three-year period of 2021-2023 of Cleco Power’s fleet.

Metric # 6: Customer Satisfaction — The Company included Customer Satisfaction in its performance measures in 2024 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company uses a percentile-based target relative to the peer groups. The Company compared its overall performance against its peers in the JD Power study. This metric represents 10% of the overall STIP award.

Metric # 7: SAIDI — SAIDI measures the average amount of time a customer’s service is interrupted during the year measured in hours per customer per year, and excludes major events per the LPSC’s criteria. The 2024 SAIDI goal was based on the long-term goal of consistent performance improvement aligned with the LPSC target. This metric represents 10% of the overall STIP award for corporate measures.

Metric # 8: Milestone Measures — In addition to the above metrics, Cleco officers had the following STIP metric for 2024. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. These initiatives included safety, cybersecurity, financial performance, regulatory objectives, customer satisfaction, completion of the Cleco Cajun divestiture, clean energy solutions, and Madison Unit 3 decarbonization efforts. For 2024, executives were able to earn up to 10% in addition to the 20% target based on success of milestone measures. The Committee evaluated the performance of each initiative and determined the 2024 result for the Milestone Measures was 28.3%.

Total Payout for EMT: The calculated STIP payout for Cleco executives was 144.4% of target. The CEO targets differed from other officers such that the safety target was weighted 20% and the Power EBITDA target was weighted 20%. At their discretion, the Committee adjusted Mr. Fontenot’s payout to

CLECO
CLECO POWER	2024 FORM 10-K
the level of other officers. The resulting total STIP corporate payout of 144.4% for 2024 was calculated as follows:

		PERFORMANCE RANGE
METRIC	WEIGHT	THRESHOLD (50%)	TARGET (100%)	MAXIMUM (200%)	2024 RESULTS	PERCENTAGE PAYOUT
Adjusted EBITDA - Cleco Power	30%	$430.1M	$465.0M	$499.9M	$497.6M	58.1%
Adjusted EBITDA - Consolidated	10%	$478.0M	$525.3M	$577.3M	$584.1M	20.0%
Safety: Observation Participation	3%	<94.00%	98.00%	100.00%	100.00%	6.0%
Safety: SIIR	5%	>0.292	0.207-0.123	<0.038	0.332	0.0%
Safety: Contractor Safety Observation	2%	N/A	≥2,035	N/A	2,455	2.0%
EFORd	6%	>9.38%	5.11%-7.24%	<2.96%	7.24%	6.0%
Availability	4%	<66.56%	75.91%-85.27%	>94.64%	79.87%	4.0%
Customer Satisfaction	10%	<25th Percentile	50th Percentile	≥90th Percentile	11th Percentile	0.0%
SAIDI	10%	>2.87	2.59-2.73	<2.45	2.37	20.0%
Milestones Measures (Stretch Included)	20%	10%	20%	30%	28.3%	28.3%
Resulting Total	100%					144.4%

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance of the respective officer.

Long-Term Compensation
In 2024, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2024. The metrics for the LTIP cycle issued in 2024 are weighted 50% on the three-year average ROIC and 50% on TSR and are subject to a 200% maximum payout.
Each executive officer’s target LTIP award level is set annually, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary.

NAME	TARGET AS % OF BASE SALARY (1)
Mr. Fontenot	226%
Ms. Guillory	120%
Mr. Kleehammer (2)	110%
Ms. Montegut	75%
Mr. Hilton (3)	80%
(1) Long-term incentives were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration based on salary as of the March 28, 2024, grant date.
(2) Mr. Kleehammer was issued LTIP grants for cycles 2022-2024, and 2023-2025 at the above mentioned target percentage with a guaranteed minimum target payout.
(3) Cleco Power employee.
2022-2024 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 173.8% of target for the LTIP three-year performance cycle that ended on December 31, 2024. This award level represents ROIC and TSR performance, each weighted at 50%, over the three-year period. This award will be paid in cash and is included in column E of the Summary Compensation Table for 2024.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within the industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Participation in the plan is voluntary. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2024.

Change in Employment Status and Change in Control Events
During 2024, the Company entered into no new employment agreements with current named executives other than the existing agreements with Mr. Fontenot as President and CEO and Mr. Kleehammer as General Counsel & Chief Regulatory Officer. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts or as necessary to retain certain executives.

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
•Relocation program - in addition to the standard relocation policy available to all employees, Cleco maintains an executive relocation policy whereby the Company will pay

CLECO
CLECO POWER	2024 FORM 10-K
reasonable and customary closing costs on a new home up to a maximum of 2% of the purchase price of said new home if purchased within one year of the relocation date; and
•Purchase program - under the Executive Severance Plan, if a change in control occurs, a covered executive officer may request the Company to purchase his/her primary residence within one year of the separation date (if the home is within 60 miles of the executive’s primary work location) and provided the executive officer relocates more than 100 miles from the residence to be purchased. The Executive Severance Plan provides details on limits of the purchase amount.

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

Other Tools and Analyses to Support Compensation Decisions

Tally Sheets
The Committee conducts a review as part of the comparison of the compensation and benefit components that are prevalent within the Comparator Group. The comparison facilitates discussion with the Committee’s outside independent consultant as to the use and amount of each compensation and benefit component versus the applicable Peer Group.

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

Risk Assessment
The Committee also seeks to structure compensation that will provide sufficient incentives for the executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The Committee believes that the following actions and/or measures help achieve this goal:

•the Committee reviews the design of the executive compensation program versus the Comparator Group to ensure an appropriate balance between business risk and resulting compensation;
•the Committee allocates pay mix between fixed and variable-based pay to provide a balance of incentives consistent with the median market;
•the design of the incentive measures is structured to align management’s actions with the interests of the stakeholders;
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

CLECO
CLECO POWER	2024 FORM 10-K
investors, whether or not the compensation was fully deductible under IRC Section 162(m).

Board Compensation
The Governance and Public Affairs Committee may engage the Committee’s independent consultant from time to time to conduct market competitive reviews of the Board compensation program. Details of the Boards’ compensation are shown in the “Board of Manager Compensation” table.

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2024	$809,712	$0	$4,416,130	$10,620	$25,762	$5,262,224
President & CEO	2023	$746,654	$0	$3,004,254	$527,167	$31,036	$4,309,111
	2022	$721,000	$0	$1,888,467	$0	$26,709	$2,636,176

Kristin L. Guillory,	2024	$467,119	$0	$1,251,822	$0	$16,260	$1,735,201
CFO	2023	$438,654	$0	$674,322	$101,468	$13,817	$1,228,261
	2022	$389,231	$0	$403,162	$0	$14,440	$806,833

Mark D. Kleehammer, (2)	2024	$447,112	$0	$1,249,893	$0	$27,974	$1,724,979
General Counsel & Chief Regulatory Officer	2023	$212,500	$420,000	$754,712	$0	$33,779	$1,420,991

Sybil S. Montegut, (3)	2024	$322,179	$0	$479,563	$0	$27,105	$828,847
Chief Administrative & Sustainability Officer

Justin S. Hilton,	2024	$308,269	$0	$684,010	$28,162	$15,080	$1,035,521
Chief Commercial Officer	2023	$295,000	$0	$438,335	$314,229	$16,135	$1,063,699
	2022	$294,231	$0	$316,116	$0	$13,035	$623,382
(1) Amounts in this column include the change in pension value year over year. For 2024, this amount includes the change in pension value from 2023 to 2024. Negative changes in the pension value year over year are reported as $0.
(2) Mr. Kleehammer is classified as a named executive officer for 2023 and 2024 only.
(3) Ms. Montegut is classified as a named executive officer for 2024 only.
General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2024, 2023, and 2022 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation as follows:

•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2024, 2023, or 2022.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2024, 2023, and 2022 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Pension Plan and Employee Benefits.” The 2024 changes shown in Column F are due in part to the actuarial impact of the discount rate change used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2024 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2024, 2023, and 2022 base pay made by Mr. Fontenot, pursuant to the Deferred Compensation Plan, is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in February. Base salary changes made in 2024 for named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2024 with Regard to Each Compensation and Benefit Component — Base Salary.”

CLECO
CLECO POWER	2024 FORM 10-K
Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2024, 2023, or 2022.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2024 that will be paid in March 2025 under the STIP; earned during 2023 and paid in March 2024 under the STIP; and earned during 2022 and paid in March 2023 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot pursuant to the Deferred Compensation Plan is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2024 that will be paid in March 2025; earned during 2023 that were paid in March 2024, and earned during 2022 that were paid in March 2023 for the LTIP performance periods ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2024, 2023, and 2022 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2024, 2023, and 2022; rather, these amounts represent the present value of future retirement payments Cleco projects will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2023, to December 31, 2024; from December 31, 2022 to December 31, 2023; and from December 31, 2021, to December 31, 2022, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee.
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2024, 2023, and 2022.

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
•Severance;
•Relocation and home purchase program; and
•Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column G items for 2024 for each named executive officer is as follows:

	MR. FONTENOT	MS. GUILLORY	MR. KLEEHAMMER	MS. MONTEGUT	MR. HILTON
Cleco Contributions to 401(k) Plan	$13,800	$16,171	$26,780	$25,538	$13,954
Taxable Group Term Life Insurance	1,411	67	859	187	859
Spousal Travel	939	22	335	1,380	267
Memberships	0	0	0	0	0
Unused vacation payout at retirement	0	0	0	0	0
Severance	0	0	0	0	0
Relocation and home purchase program	0	0	0	0	0
FICA Tax on SERP	9,612	0	0	0	0
Total Other Compensation	$25,762	$16,260	$27,974	$27,105	$15,080

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2024-2026 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/24	$0	$1,012,140	$2,024,279	$0	$1,850,000	$3,700,000
Ms. Guillory	01/01/24	$0	$303,627	$607,255	$0	$564,005	$1,128,010
Mr. Kleehammer	01/01/24	$0	$268,267	$536,534	$0	$494,996	$989,992
Ms. Montegut	01/01/24	$0	$161,089	$322,179	$0	$243,769	$487,538
Mr. Hilton	01/01/24	$0	$154,135	$308,269	$0	$248,000	$496,000

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

CLECO
CLECO POWER	2024 FORM 10-K
STIP and the LTIP are set as a percentage of base salary and stated in their dollar equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2024 with Regard to Each Compensation and Benefit Component — Executive Annual Cash Incentive” for a discussion of 2024 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2024 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of grants made in 2024.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	38	$2,157,813	$0
	Cleco Corporation SERP	38	$3,680,915	$0
Ms. Guillory (1)	Cleco Corporate Holdings LLC Pension Plan	20	$460,538	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Kleehammer (2)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Ms. Montegut (3)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Hilton (4)	Cleco Corporate Holdings LLC Pension Plan	35	$1,640,950	$0
	Cleco Corporation SERP	0	$0	$0
(1) Ms. Guillory is not a participant in SERP as her appointment to her current position was after the plan was closed to new participants.
(2) Mr. Kleehammer is not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.
(3) Ms. Montegut is not a participant in the Pension Plan or SERP as her appointment to her current position was after both plans were closed to new participants.
(4) Mr. Hilton is not a participant in SERP as his appointment to his current position was after the plan was closed to new participants.
General
The Company provides executive officers who meet certain tenure requirements, benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. Mr. Fontenot, Ms. Guillory, and Mr. Hilton are fully vested in the Pension Plan. Mr. Kleehammer and Ms. Montegut, having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007.
The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2024. Mr. Fontenot is the only officer with a SERP benefit and is fully vested based on years of service.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2024. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 5.66%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2024 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

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
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, and the value of benefits accrued or paid under the LTIP. For 2024, the amount of earnings was further limited to $345,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The applicable pension factor for 2024 was 1.25%. Based on the benefit formula, the pension factor will remain at 1.25% in future years. Social Security-covered income is prescribed by the IRS based on the year of birth.

CLECO
CLECO POWER	2024 FORM 10-K
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $275,000 in 2024. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income for certain executive officers. In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company.
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

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2024.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot (1)	$152,050	$212,950	$365,000
Ms. Guillory	$69,278	$0	$69,278
Mr. Kleehammer (2)	$0	$0	$0
Ms. Montegut (2)	$0	$0	$0
Mr. Hilton	$123,133	$0	$123,133
(1) Mr. Fontenot is the only named executive officer with a SERP benefit. (2) Neither Mr. Kleehammer nor Ms. Montegut participate in the Pension Plan, as they were hired after August 1, 2007.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2024 ($)(1)	COMPANY CONTRIBUTIONS IN 2024 ($)	AGGREGATE EARNINGS IN 2024 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2024 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2024 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$499,964	$0	$698,024	$0	$5,221,343
Ms. Guillory	$0	$0	$0	$0	$0
Mr. Kleehammer	$0	$0	$0	$0	$0
Ms. Montegut	$0	$0	$0	$0	$0
Mr. Hilton	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2024 and are included in the amounts shown in Columns C and E, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and E in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot elected to participate in the Deferred Compensation Plan during 2024. All deferral elections for 2024 were made prior to the beginning of 2024 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
Deferrals become general funds for use by the Company to be repaid to the participant at a pre-specified date. Short-term deferrals may be paid out as early as five years following the end of the plan year (i.e., the year in which compensation was earned). Retirement deferrals are paid at the later of termination of service or the attainment of an age specified by the participant. A bookkeeping account is maintained for each participant that records deferred salary and/or bonus, as well as earnings on deferred amounts. Earnings are determined by the performance of notional investment alternatives. Participants select which of these alternatives will be used to determine the earnings on their own accounts. The Deferred Compensation Plan is not intended to provide for the payment of above-market or preferential earnings (as these terms are defined under the SEC regulations) on compensation deferred under the plan. As such, the Deferred Compensation Plan does not provide a guaranteed rate of return.

Potential Payments at Termination or Change in Control
The following tables, “Potential Payments at Termination or Change in Control,” detail the estimated value of payments and benefits provided to each named executive officer assuming the following separation events occurred as of December 31, 2024: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a

CLECO
CLECO POWER	2024 FORM 10-K
change in control. The Company has selected these events based on long-standing provisions in employee benefit plans, such as the Pension Plan and 401(k) Plan, or because the use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014, July 2015, and May 2021, Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2024, all of the named executive officers were covered by the Executive Severance Plan.
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

Termination for Cause
“Cause” is defined as an executive’s (i) intentional act of fraud, embezzlement or theft in the course of employment or other intentional misconduct that is materially injurious to the Company’s financial condition or business reputation; (ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) willful and intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful, reckless, or negligent violation of the material provisions of Cleco’s Code of Conduct; or (vii) reckless or intentional acts or failures to act in a manner which materially compromises his/her ability to perform the essential duties of his/her position; or (viii) willful, reckless, or negligent violation of rules related to the LTIP or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

CLECO
CLECO POWER	2024 FORM 10-K
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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2024. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under the LTIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the LTIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2024.

CLECO
CLECO POWER	2024 FORM 10-K

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$817,500	$0	$3,332,434
Annual Cash Bonus	0	1,461,530	1,461,530	1,461,530	1,461,530	0	0
Long-Term Incentive	0	4,990,600	4,990,600	4,990,600	4,990,600	0	5,679,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	3,599,744	7,508,097	3,124,374	3,124,374	(3,124,374)	4,406,059
SERP Supplemental Death Benefit	0	0	2,656,875	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	32,247	0	42,996
Total Incremental Value	$0	$10,051,874	$16,617,102	$9,576,504	$10,476,251	$(3,124,374)	$13,543,989
(1) As of December 31, 2024, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Guillory
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$470,004	$0	$1,442,285
Annual Cash Bonus	0	438,438	438,438	0	438,438	0	0
Long-Term Incentive	0	1,406,959	1,406,959	0	1,406,959	0	1,640,365
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	32,247	0	42,996
Total Incremental Value	$0	$1,845,397	$1,845,397	$0	$2,372,648	$0	$3,209,146
(1) As of December 31, 2024, Ms. Guillory was not eligible for retirement.

Mr. Kleehammer
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$449,996	$0	$1,385,590
Annual Cash Bonus	0	437,378	437,378	0	437,378	0	0
Long-Term Incentive	0	1,289,180	1,289,180	0	1,289,180	0	1,429,996
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	29,447	0	39,263
Total Incremental Value	$0	$1,726,558	$1,726,558	$0	$2,231,001	$0	$2,938,349
(1) As of December 31, 2024, Mr. Kleehammer was not eligible for retirement due to his years of service.

Ms. Montegut
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$325,025	$0	$840,163
Annual Cash Bonus	0	232,614	232,614	0	232,614	0	0
Long-Term Incentive	0	450,454	450,454	0	450,454	0	569,230
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	20,967	0	27,956
Total Incremental Value	$0	$683,068	$683,068	$0	$1,054,060	$0	$1,520,849
(1) As of December 31, 2024, Ms. Montegut was not eligible for retirement.

CLECO
CLECO POWER	2024 FORM 10-K

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$310,000	$0	$856,907
Annual Cash Bonus	0	222,571	222,571	222,571	222,571	0	0
Long-Term Incentive	0	773,539	773,539	773,539	773,539	0	857,150
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	32,247	0	42,996
Total Incremental Value	$0	$996,110	$996,110	$996,110	$1,363,357	$0	$1,840,553
BOARD OF MANAGERS COMPENSATION

2024 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH ($)	TOTAL ($)
A	B	C
Rick Gallot	$170,000	$170,000
Randy Gilchrist	$170,000	$170,000
Peggy Scott	$265,000	$265,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$170,000	$170,000
(1)Messrs. Arnould, Chapman, Fronimos, Leslie, Perry, Rubin, and Turner were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash” represents cash compensation earned and/or received in 2024.
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

Fees Earned or Paid in Cash
During 2024, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $170,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $95,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2024.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. There were no Board Manager spousal expenses during 2024.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of business travel accident insurance under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2024 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2024, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in December 2021, a copy of which is posted on Cleco’s website at https://www.cleco.com/about/leadership-governance/board-committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
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

CLECO
CLECO POWER	2024 FORM 10-K
subsidiaries during 2024, were former Company officers, or had any relationship otherwise requiring disclosure.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2024 (Mr. Fontenot) was $5,267,481. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2024 was $128,970, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, Cleco estimates that the CEO’s 2024 annual total compensation was 40.8 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the
Company on December 31, 2024, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2024.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s website at https://cleco.com/about/leadership-governance/governance-guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot (member of the Boards of Cleco Group, Cleco
Holdings and Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Peggy Scott (member of the Boards of Cleco Group, Cleco Holdings, and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2024, and 2023, respectively, were as follows:

	2024	2023
Audit fees	$2,035,020	$2,579,243
Audit-related fees	154,000	157,000
Tax fees	410,179	509,480
Other fees	2,000	2,000
Total	$2,601,199	$3,247,723

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
As it relates to PwC’s engagement to audit Cleco’s financial statements for the year ended December 31, 2024, there were no professional services performed by persons other than the principal accountant’s full-time, permanent employees at PwC.

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

CLECO
CLECO POWER	2024 FORM 10-K
Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2024 and 2023, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2024, and 2023, professional services provided for Cleco Power that were directly billed to Cleco Holdings were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2024	2023
Audit fees	$1,648,366	$2,014,337
Audit-related fees	154,000	80,000
Tax fees	332,245	412,679
Other fees	1,620	1,620
Total	$2,136,231	$2,508,636

CLECO
CLECO POWER	2024 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	47
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022	49
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	50
	Consolidated Balance Sheets at December 31, 2024, and 2023	51
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	53
	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022	55
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022	58
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	59
	Cleco Power Consolidated Balance Sheets at December 31, 2024, and 2023	60
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	62
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2024, 2023, and 2022	64
	Notes to the Financial Statements	65
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2024, 2023, and 2022	132
	Condensed Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	133
	Condensed Balance Sheets at December 31, 2024, and 2023	134
	Condensed Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	135
	Notes to the Condensed Financial Statements	136
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022	138
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2024, 2023, and 2022	138
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	128

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

CLECO
CLECO POWER	2024 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Cleco Cajun Divestiture Purchase and Sale Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	2(d)	Purchase and Sale Agreement dated November 22, 2023 by and among Big Pelican LLC, Pelican South Central LLC, South Central Generating LLC, and Cleco Cajun LLC	1-15759	10-K(2023)	2(d)
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Amended and Restated Third Supplemental Indenture dated as of May 1, 2023 between Cleco Corporate Holdings LLC and Regions Bank (as successor to Wells Fargo Bank, N.A.) as trustee	1-15759	8-K(05/02/23)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021	1-15759	10-Q(6/21)	10.3
**	10(b)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(4)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(5)	Supplemental Agreement, dated May 16, 2023, by and between Cleco Corporate Holdings LLC and Mark Kleehammer	1-15759	10-Q(6/23)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(d)(6)	Term Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.2
	10(d)(7)	Credit Agreement, dated as of May 17, 2024, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3

CLECO
CLECO POWER	2024 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Eighth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2024, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/24)	10.1
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
	10(h)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto	1-15759	10-K(2023)	10(h)
*	19.1	Insider Trading Policy, effective March 22, 2004
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2024
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(c)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(d)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
	4(e)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.1
	4(e)(2)	Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.2
	4(e)(3)	Form of Note (included in Supplemental Indenture No. 1, dated September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee)	1-05663	8-K(09/10/21)	4.3
	4(f)(1)	Indenture between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Storm Recovery Bonds and the Series Supplement), dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.1
	4(f)(2)	Series Supplement between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6	Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(b)(7	Term Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.2
	10(c)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(d)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(d)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
	10(e)	Form of Eighth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2024, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/24)	10.1
	10(f)(1)	Storm Recovery Property Servicing Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Servicer, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.1
	10(f)(2)	Storm Recovery Property Sale Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Seller, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.2
	10(f)(3)	Administrative Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Administrator, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.3
	10(h)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto	1-15759	10-K(2023)	10(h)
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2024
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

CLECO
CLECO POWER	2024 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating income	$8,158	$—	$—
Operating expenses
Administrative and general	3,049	1,206	1,088
Merger transaction costs	19	665	228
Other operating expense	6,642	268	246
Total operating expenses	9,710	2,139	1,562
Operating loss	(1,552)	(2,139)	(1,562)
Equity income from continuing operations of subsidiaries, net of income taxes	115,123	25,232	276,039
Interest, net	(45,562)	(74,578)	(62,267)
Other income (expense), net	1,407	2,568	(724)
Income (loss) from continuing operations before income taxes	69,416	(48,917)	211,486
Federal and state income tax expense (benefit)	4,515	(19,048)	(21,662)
Income (loss) from continuing operations, net of income taxes	64,901	(29,869)	233,148
Equity income (loss) from discontinued operations of subsidiary, net of income taxes	45,517	14,642	(44,337)
Net income (loss)	$110,418	$(15,227)	$188,811
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Net income (loss)	$110,418	$(15,227)	$188,811
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $973 in 2024, tax benefit of $1,905 in 2023, and tax expense of $8,728 in 2022)	2,428	(5,171)	23,688
Total other comprehensive (loss) income, net of tax	2,428	(5,171)	23,688
Comprehensive income (loss), net of tax	$112,846	$(20,398)	$212,499
The accompanying notes are an integral part of the financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2024	2023
Assets
Current assets
Cash and cash equivalents	$6,758	$5,153
Accounts receivable - affiliate	44,158	38,364
Other accounts receivable	743	2,441
Taxes receivable, net	—	44,025
Cash surrender value of trust-owned life insurance policies	51,768	47,129
Other current assets	90	66
Total current assets	103,517	137,178
Equity investment in subsidiaries - continuing operations	3,674,855	3,623,898
Equity investment in subsidiaries - discontinued operations	—	556,184
Accumulated deferred federal and state income taxes, net	87,574	123,950
Receivable - Cleco Cajun Divestiture	98,153	—
Other deferred charges	844	570
Total assets	$3,964,943	$4,441,780

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$—	$66,497
Accounts payable	2,435	842
Short-term debt	10,000	110,000
Accounts payable - affiliate	32,989	19,935
Taxes payable, net	44,714	6
Interest accrued	8,138	10,458
Deferred compensation	17,013	14,277
Other current liabilities	679	255
Total current liabilities	115,968	222,270
Postretirement benefit obligations	2,726	2,851
Other deferred credits	679	313
Long-term debt, net	1,004,556	1,343,173
Total liabilities	1,123,929	1,568,607
Commitments and contingencies (Note 5)
Member's equity	2,841,014	2,873,173
Total liabilities and member's equity	$3,964,943	$4,441,780
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Operating activities
Net cash provided by operating activities	$189,344	$75,548	$180,270
Investing activities
Proceeds from Cleco Cajun Divestiture (net of transaction fees of $10.8 million)	463,769	—	—
Return on investment in trust-owned life insurance policies	—	417	35,175
Net cash provided by investing activities	463,769	417	35,175
Financing activities
Draws on credit facility	32,000	100,000	64,000
Payments on credit facility	(132,000)	(54,000)	—
Repayment of long-term debt	(406,700)	(65,600)	(67,700)
Distributions to member	(145,005)	(53,496)	(219,588)
Other financing	197	(272)	(9)
Net cash used in financing activities	(651,508)	(73,368)	(223,297)
Net increase (decrease) in cash and cash equivalents	1,605	2,597	(7,852)
Cash and cash equivalents at beginning of period	5,153	2,556	10,408
Cash and cash equivalents at end of period	$6,758	$5,153	$2,556

Supplementary cash flow information
Interest paid, net of amount capitalized	$58,970	$72,537	$59,848
Income taxes paid, net	$9,138	$2,162	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2024 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2024, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.32 billion and exceeded 25% of its total consolidated net assets.
Cleco Holdings’ major, first-tier subsidiary is Cleco Power, and prior to the close of the Cleco Cajun Divestiture, Cleco Cajun. Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving its retail and wholesale customers.
Cleco Cajun was an unregulated electric utility that owned generation and transmission assets and supplied wholesale power and capacity to its customers. On June 1, 2024, the Cleco Cajun Divestiture closed. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — “Discontinued Operations.”
The accompanying financial statements have been prepared to present the results of operations, financial condition, and cash flows of Cleco Holdings on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are presented using the equity method. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met, and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, in the Condensed Statements of Income, the results of operations of the Cleco Cajun Sale Group have been presented as discontinued operations in Equity income (loss) from discontinued operations of subsidiary, net of income taxes. Cleco Holdings’ share of the Cleco Cajun Sale Group’s net assets are classified as held for sale in Equity investment in subsidiaries – discontinued operations on the Condensed Balance Sheets. The results of operations of the Cleco Cajun Sale Group previously presented as continuing operations for the years ended December 31, 2023, and 2022 in the 2023 Condensed Statements of Income included in Schedule I of the 2023 Form 10-K have been revised to correct an error in presentation and is presented as discontinued operations in Equity income (loss) from discontinued operations of subsidiary, net of income taxes on the Condensed Statements of Income. Cleco Holdings’ share of Cleco Cajun’s net assets at December 31, 2023, in the 2023 Condensed Balance Sheets included in Schedule I of the 2023 Form 10-K have been revised to correct an error in classification and is presented as held for sale in
Equity investment in subsidiaries – discontinued operations on the Condensed Balance Sheets.
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also, in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million by June 2026, which is not contingent upon the post-divestiture performance of the divested business. This receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on the Condensed Balance Sheet.

Note 3 — Debt
At December 31, 2024, and 2023, Cleco Holdings had $10.0 million and $110.0 million, respectively, of short-term debt outstanding under its $175.0 million revolving credit facility.
At December 31, 2024, Cleco Holdings’ long-term debt outstanding was $1.00 billion, none of which was due within one year.
On April 26, 2024, Cleco Holdings repaid its $66.7 million bank term loan that was due on May 21, 2024. On June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due in May 2025.
On May 17, 2024, Cleco Holdings entered into a $175.0 million revolving credit agreement. This agreement replaced Cleco Holdings’ existing revolving credit agreement and matures on May 17, 2029. Under this agreement, Cleco Holdings is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. The borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher commitment fees and additional interest of 0.05%. At December 31, 2024, Cleco Holdings had $10.0 million of borrowings outstanding under its revolving credit facility.
On September 20, 2024, Cleco Holdings’ individual $10.0 million uncommitted line of credit expired. Previously, this line of credit was being renewed on an annual basis.
On November 27, 2024, Cleco Holdings completed a voluntary tender offer for its 3.743% senior notes due in May 2026 in an aggregate principal amount of $175.0 million.
Upon approval of the Cleco Cajun Acquisition, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2024, Cleco Holdings had satisfied this commitment.

CLECO
CLECO POWER	2024 FORM 10-K
The principal amounts payable under long-term debt agreements for each year through 2029 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2025	$—
2026	$360,000
2027	$—
2028	$—
2029	$300,000
Thereafter	$350,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2024, 2023, and 2022:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Cleco Power	$95,000	$94,838	$105,500
Cleco Cajun	101,000	40,000	137,000
Total	$196,000	$134,838	$242,500

During the years ended December 31, 2024, 2023, and 2022, Cleco Holdings made no contributions to affiliates.
During the years ended December 31, 2024, 2023, and 2022, Cleco Holdings received no equity contributions from Cleco Group.
During the years ended December 31, 2024, 2023, and 2022, Cleco Holdings made $145.0 million, $53.5 million, and $219.6 million, respectively, of distribution payments to Cleco Group.

Note 5 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax (benefit) expense for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023	2022
Federal and state income tax expense (benefit)	$4,515	$(19,048)	$(21,662)
Equity income from subsidiaries - federal and state income tax (benefit) expense	$(5,254)	$(44,268)	$22,579

Note 6 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2024 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2024	$3,012	$3,140	$4,815	$1,337
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
(1) Deducted in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2024	$3,012	$3,140	$4,815	$1,337
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
(1) Deducted in the consolidated balance sheet

CLECO
CLECO POWER	2024 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 7, 2025
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 7, 2025
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 7, 2025
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Dylan D. Arnould
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 7, 2025
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2024 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 7, 2025
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 7, 2025
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 7, 2025
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Melissa M. Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 7, 2025
(William G. Fontenot, as Attorney-in-Fact)