Form 10-Q
period 2025-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2025-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Or
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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia
Acadia Power Partners, LLC, previously a wholly owned subsidiary of Cleco Midstream Resources LLC (a wholly owned subsidiary of Cleco Holdings). Acadia Power Partners, LLC was dissolved effective August 29, 2014

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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A power station in Mansfield, Louisiana that was retired on December 31, 2021, in which Cleco Power has a 50% ownership interest

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
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

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including changes resulting from the presidential administration, present and potential environmental remediation costs, restrictions on emissions, possible effects on Cleco Power’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs and retaliatory tariffs),
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, and performance metrics related to data centers, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance,
•failure to meet expectations and report progress on GHG targets, as well as increased focus on and activism related to carbon emissions, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$269,942	$251,471
Other operations	25,302	27,218
Gross operating revenue	295,244	278,689
Electric customer credits	—	(1,847)
Operating revenue, net	295,244	276,842
Operating expenses
Fuel used for electric generation	55,514	80,737
Purchased power	35,195	37,791
Other operations and maintenance	60,057	60,540
Depreciation and amortization	49,910	96,052
Taxes other than income taxes	15,591	16,099
Total operating expenses	216,267	291,219
Operating income (loss)	78,977	(14,377)
Interest income	7,133	1,408
Allowance for equity funds used during construction	531	134
Equity income from investee before income tax	—	677
Other (expense) income, net	(851)	1,398
Interest charges
Interest charges, net	37,178	42,792
Allowance for borrowed funds used during construction	(757)	(2,030)
Total interest charges	36,421	40,762
Income (loss) from continuing operations before income taxes	49,369	(51,522)
Federal and state income tax expense	9,057	37,671
Income (loss) from continuing operations, net of income taxes	40,312	(89,193)
Income from discontinued operations, net of income taxes	—	31,962
Net income (loss)	$40,312	$(57,231)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Net income (loss)	$40,312	$(57,231)
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $130 in 2025 and $108 in 2024)	(382)	(299)
Total other comprehensive loss, net of income tax	(382)	(299)
Comprehensive income (loss), net of tax	$39,930	$(57,530)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Assets
Current assets
Cash and cash equivalents	$55,831	$30,472
Restricted cash and cash equivalents	17,303	15,918
Customer accounts receivable (less allowance for credit losses of $845 in 2025 and $1,337 in 2024)	43,397	47,520
Accounts receivable - affiliate	35,484	35,459
Other accounts receivable	28,419	23,979
Unbilled revenue	39,768	44,687
Fuel inventory, at average cost	92,623	95,810
Materials and supplies, at average cost	165,287	158,976
Energy risk management assets	14,273	11,294
Accumulated deferred fuel	6,470	457
Cash surrender value of company-/trust-owned life insurance policies	61,254	61,891
Prepayments	37,448	27,685
Regulatory assets	40,296	295,125
Other current assets	2,585	—
Total current assets	640,438	849,273
Property, plant, and equipment
Property, plant, and equipment	5,051,258	4,991,574
Accumulated depreciation	(1,094,502)	(1,050,376)
Net property, plant, and equipment	3,956,756	3,941,198
Construction work in progress	141,597	138,040
Total property, plant, and equipment, net	4,098,353	4,079,238
Equity investment in investee	1,916	1,916
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	14,298	14,905
Restricted cash and cash equivalents	150,938	116,493
Regulatory assets - deferred taxes, net	7,942	2,008
Regulatory assets	305,136	308,833
Intangible asset - Storm Recovery Property	381,569	384,908
Intangible asset - Energy Transition Property	299,735	—
Intangible asset - other	7,565	7,751
Receivable - Cleco Cajun Divestiture	100,631	98,153
Other deferred charges	13,552	15,331
Total assets	$7,512,870	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$30,000	$120,000
Long-term debt and finance leases due within one year	143,543	264,934
Accounts payable	112,982	125,483
Accounts payable - affiliate	21,368	21,368
Customer deposits	58,409	58,002
Provision for rate refund	20,436	20,510
Taxes payable	67,031	59,629
Interest accrued	37,371	19,919
Regulatory liabilities	9,127	8,327
Deferred compensation	15,880	17,013
Postretirement benefit obligations	13,865	26,439
Energy transition reserve	7,543	—
Other current liabilities	20,097	29,821
Total current liabilities	557,652	771,445
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	768,707	748,246
Postretirement benefit obligations	161,662	166,702
Regulatory liabilities	750	1,500
Energy transition reserve	33,084	—
Storm reserve	70,922	76,178
Asset retirement obligations	13,203	13,450
Operating lease liabilities	12,316	12,788
Provision for rate refund	19,896	19,896
Customer advances for construction	25,407	27,440
Credit deposits	14,750	14,750
Other deferred credits	21,464	31,154
Total long-term liabilities and deferred credits	1,142,161	1,112,104
Long-term debt and finance leases, net	2,932,113	2,645,043
Total liabilities	4,631,926	4,528,592
Commitments and contingencies (Note 14)
Member’s equity	2,880,944	2,841,014
Total liabilities and member’s equity	$7,512,870	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025		2024
Operating activities
Net income (loss)	$40,312		$(57,231)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,866		100,558
Electric customer credits	—		1,300
Unearned compensation expense	435		1,594
Loss on energy risk management assets and liabilities, net	—		4,686
Loss on Cleco Cajun Divestiture	—		17,000
Deferred income taxes	14,657		(10,750)
Cash surrender value of company/trust-owned life insurance	(184)		(2,333)
Changes in assets and liabilities
Accounts receivable	(710)		37,027
Unbilled revenue	4,919		6,878
Fuel inventory and materials and supplies	(3,124)		(11,263)
Prepayments	(9,833)		(1,619)
Accounts payable	(9,105)		(51,854)
Customer deposits	1,749		2,460
Postretirement benefit obligations	(18,126)		(720)
Regulatory assets and liabilities, net	(2,528)		3,106
Asset retirement obligation	(421)		(1,202)
Deferred fuel recoveries	(12,447)		1,328
Other deferred accounts	(19,419)		7,061
Taxes accrued	7,226		68,396
Interest accrued	17,452		18,910
Energy risk management assets and liabilities, net	2,877		(4,882)
Storm reserve	(5,262)		1,410
Other operating	(5,892)		(8,700)
Net cash provided by operating activities	54,442		121,160
Investing activities
Additions to property, plant, and equipment	(68,289)		(36,964)
Customer advances for construction	900		—
Refunds of customer advances for construction	(3,071)		—
Other investing	294		564
Net cash used in investing activities	(70,166)		(36,400)
Financing activities
Draws on revolving credit facilities	40,000		—
Payments on revolving credit facilities	(130,000)		(15,000)
Issuances of long-term debt	305,000		—
Repayment of long-term debt	(133,135)		(7,844)
Payment of financing costs	(4,952)		—
Other financing	—		(219)
Net cash provided by (used in) financing activities	76,913		(23,063)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	61,189		61,697
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	162,883	(1)	256,067
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$224,072	(2)	$317,764

Supplementary cash flow information
Interest paid, net of amount capitalized	$18,007		$23,275
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$3,466		$13,363
(1) Includes cash and cash equivalents of $30,472, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,493.
(2) Includes cash and cash equivalents of $55,831, current restricted cash and cash equivalents of $17,303, and non-current restricted cash and cash equivalents of $150,938.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	40,312	—	40,312
Other comprehensive loss, net of tax	—	—	(382)	(382)
Balances, end of period	$2,454,276	$429,734	$(3,066)	$2,880,944

	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$424,009	$(5,112)	$2,873,173
Net loss	—	(57,231)	—	(57,231)
Other comprehensive loss, net of tax	—	—	(299)	(299)
Balances, end of period	$2,454,276	$366,778	$(5,411)	$2,815,643
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$270,128	$253,794
Other operations	23,456	27,218
Affiliate revenue	245	8,869
Gross operating revenue	293,829	289,881
Electric customer credits	—	(1,847)
Operating revenue, net	293,829	288,034
Operating expenses
Fuel used for electric generation	55,514	69,791
Purchased power	35,195	37,791
Other operations and maintenance	57,908	56,797
Depreciation and amortization	47,783	94,004
Taxes other than income taxes	15,618	15,646
Total operating expenses	212,018	274,029
Operating income	81,811	14,005
Interest income	4,592	1,288
Allowance for equity funds used during construction	531	134
Equity income from investee before income tax	—	677
Other expense, net	(350)	(228)
Interest charges
Interest charges, net	26,441	25,514
Allowance for borrowed funds used during construction	(757)	(2,030)
Total interest charges	25,684	23,484
Income (loss) before income taxes	60,900	(7,608)
Federal and state income tax expense (benefit)	11,883	(960)
Net income (loss)	$49,017	$(6,648)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Net income (loss)	$49,017	$(6,648)
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $52 in 2025 and $70 in 2024)	155	190
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2025 and $23 in 2024)	64	64
Total other comprehensive income, net of income tax	219	254
Comprehensive income (loss), net of tax	$49,236	$(6,394)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Assets
Utility plant and equipment
Property, plant, and equipment	$6,171,552	$6,113,217
Accumulated depreciation	(2,390,113)	(2,348,169)
Net property, plant, and equipment	3,781,439	3,765,048
Construction work in progress	140,849	136,217
Total utility plant and equipment, net	3,922,288	3,901,265
Current assets
Cash and cash equivalents	51,428	23,714
Restricted cash and cash equivalents	17,303	15,918
Customer accounts receivable (less allowance for credit losses of $845 in 2025 and $1,337 in 2024)	43,397	47,520
Accounts receivable - affiliate	1,195	1,174
Other accounts receivable	27,960	23,233
Unbilled revenue	39,768	44,687
Fuel inventory, at average cost	92,623	95,810
Materials and supplies, at average cost	165,287	158,976
Energy risk management assets	14,273	11,294
Accumulated deferred fuel	6,470	457
Cash surrender value of company-owned life insurance policies	10,207	10,123
Prepayments	33,879	23,524
Regulatory assets	32,615	287,390
Other current assets	3,992	—
Total current assets	540,397	743,820
Equity investment in investee	1,916	1,916
Operating lease right of use assets	14,298	14,905
Restricted cash and cash equivalents	150,914	116,469
Regulatory assets - deferred taxes, net	7,942	2,008
Regulatory assets	207,793	209,028
Intangible asset - Storm Recovery Property	381,569	384,908
Intangible asset - Energy Transition Property	299,735	—
Other deferred charges	12,756	14,450
Total assets	$5,539,608	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024

Liabilities and member’s equity
Member’s equity	$2,156,643	$2,107,407
Long-term debt and finance leases, net	1,835,384	1,546,624
Total capitalization	3,992,027	3,654,031
Current liabilities
Short-term debt	—	110,000
Long-term debt and finance leases due within one year	143,543	264,934
Accounts payable	105,609	110,361
Accounts payable - affiliate	10,369	11,389
Customer deposits	58,409	58,002
Provision for rate refund	20,436	20,510
Taxes payable	27,989	13,422
Interest accrued	23,985	11,781
Regulatory liabilities	9,127	8,327
Postretirement benefit obligations	9,127	21,701
Energy transition reserve	7,543	—
Other current liabilities	13,686	17,387
Total current liabilities	429,823	647,814
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	804,735	788,016
Postretirement benefit obligations	104,685	109,464
Regulatory liabilities	750	1,500
Energy transition reserve	33,084	—
Storm reserve	70,922	76,178
Asset retirement obligations	13,203	13,450
Operating lease liabilities	12,316	12,788
Provision for rate refund	19,896	19,896
Customer advances for construction	25,407	27,440
Credit deposits	14,750	14,750
Other deferred credits	18,010	23,442
Total long-term liabilities and deferred credits	1,117,758	1,086,924
Total liabilities and member’s equity	$5,539,608	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025		2024
Operating activities
Net income (loss)	$49,017		$(6,648)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,279		95,358
Electric customer credits	—		1,300
Unearned compensation expense	1,317		326
Deferred income taxes	10,711		(11,344)
Changes in assets and liabilities
Accounts receivable	(997)		11,770
Unbilled revenue	4,919		6,878
Fuel inventory and materials and supplies	(3,124)		1,521
Prepayments	(10,463)		(203)
Accounts payable	(1,338)		(33,251)
Accounts payable - affiliate	(1,276)		(2,513)
Customer deposits	1,749		2,460
Postretirement benefit obligations	(17,448)		(386)
Regulatory assets and liabilities, net	(3,025)		2,609
Asset retirement obligation	(421)		(1,197)
Deferred fuel recoveries	(12,447)		1,328
Other deferred accounts	(7,542)		6,668
Taxes accrued	13,975		21,223
Interest accrued	12,204		12,084
Energy risk management assets and liabilities, net	2,877		(4,882)
Storm reserve	(5,262)		1,410
Other operating	(6,365)		(2,367)
Net cash provided by operating activities	76,340		102,144
Investing activities
Additions to property, plant, and equipment	(67,832)		(39,494)
Customer advances for construction	900		—
Refunds of customer advances for construction	(3,071)		—
Other investing	294		564
Net cash used in investing activities	(69,709)		(38,930)
Financing activities
Draws on revolving credit facility	20,000		—
Payments on revolving credit facility	(130,000)		—
Issuances of long-term debt	305,000		—
Repayment of long-term debt	(133,135)		(7,844)
Payment of financing costs	(4,952)		—
Distributions to member	—		(40,000)
Other financing	—		(219)
Net cash provided by (used in) financing activities	56,913		(48,063)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	63,544		15,151
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	156,101	(1)	178,578
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$219,645	(2)	$193,729

Supplementary cash flow information
Interest paid, net of amount capitalized	$12,791		$12,152
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$3,449		$8,836
(1) Includes cash and cash equivalents of $23,714, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,469.
(2) Includes cash and cash equivalents of $51,428, current restricted cash and cash equivalents of $17,303, and non-current restricted cash and cash equivalents of $150,914.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,117,506	$(10,099)	$2,107,407
Net income	49,017	—	49,017
Other comprehensive income, net of tax	—	219	219
Balances, end of period	$2,166,523	$(9,880)	$2,156,643

	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,073,588	$(10,351)	$2,063,237
Net loss	(6,648)	—	(6,648)
Distributions to member	(40,000)	—	(40,000)
Other comprehensive income, net of tax	—	254	254
Balances, end of period	$2,026,940	$(10,097)	$2,016,843
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

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
On March 12, 2025, following the formation of Cleco Securitization II and the completion of the securitization financing of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine, Cleco Power became the primary beneficiary of Cleco Securitization II, and as a result, the financial statements of Cleco Securitization II are consolidated with the financial statements of Cleco Power. For more information on Cleco Securitization II, see Note 13 — “Variable Interest Entities — Securitization Entities — Cleco Securitization II.”

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements and adjusted for discontinued operations. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$9,727	$15,918
Cleco Securitization II Dolet Hills plant and mine retirement costs	7,576	—
Total current	17,303	15,918
Non-current
Cleco Securitization II Dolet Hills plant and mine retirement costs	33,255	1
Diversified Lands’ mitigation escrow	24	24
Cleco Power’s future storm restoration costs	117,659	116,468
Total non-current	150,938	116,493
Total restricted cash and cash equivalents	$168,241	$132,411

Cleco Power
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$9,727	$15,918
Cleco Securitization II Dolet Hills plant and mine retirement costs	7,576	—
Total current	17,303	15,918
Non-current
Cleco Securitization II Dolet Hills plant and mine retirement costs	33,255	1
Future storm restoration costs	117,659	116,468
Total non-current	150,914	116,469
Total restricted cash and cash equivalents	$168,217	$132,387

On October 8, 2024, Cleco Power made a filing with the LPSC seeking approval to withdraw storm restoration costs associated with the April 2024 storm, as well as costs associated with other storm events that occurred since December 2022, from the storm reserve. This request is currently under review by the LPSC. Management anticipates filing an additional application seeking approval for withdrawal of the accumulated restoration costs for Hurricane Francine, as well as other storms that occurred in 2024, from the restricted storm reserve in 2025. At March 31, 2025, Cleco Power had $46.0 million of accumulated storm restoration costs that are probable of recovery from the storm reserve, pending approval by the LPSC. For more information about these accumulated storm restoration costs, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserve.”
On March 12, 2025, in conjunction with the securitization financing and pursuant to the financing order issued by the LPSC on November 20, 2024, newly funded energy transition reserve for reimbursement of Dolet Hills Power Station energy transition costs and for future energy transition costs were established. For more information about the energy transition reserve, see Note 5 — “Regulatory Assets and Liabilities — Energy Transition Reserve.”

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
Cleco’s credit losses at March 31, 2025, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,337	$1,638	$2,975
Current period provision	(95)	—	(95)
Charge-offs	(662)	—	(662)
Recovery	265	—	265
Balances, Mar. 31, 2025	$845	$1,638	$2,483

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$3,012	$1,638	$4,650
Current period provision	142	—	142
Charge-offs	(1,662)	—	(1,662)
Recovery	330	—	330
Balances, Mar. 31, 2024	$1,822	$1,638	$3,460

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,337
Current period provision	(95)
Charge-offs	(662)
Recovery	265
Balances, Mar. 31, 2025	$845

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$3,012
Current period provision	142
Charge-offs	(1,662)
Recovery	330
Balances, Mar. 31, 2024	$1,822

Note 2 — Recent Authoritative Guidance
In December 2023, FASB issued guidance to improve disclosures relating to income taxes. The guidance enhances annual disclosure requirements by requiring registrants to disclose a greater disaggregation of information in the tabular rate reconciliation of income tax expense and increased disclosure of income taxes paid by jurisdiction. The guidance

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. After all working capital adjustments were finalized, Cleco incurred a cumulative loss related to the Cleco Cajun Divestiture of $216.7 million. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also, in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million by June 2026, which is not contingent upon the post-divestiture performance of the divested business. This receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on Cleco’s Condensed Consolidated Balance Sheet. In connection with the sale, Cleco entered into an other services agreement and a transition services agreement to provide certain services to the Cleco Cajun Purchasers for up to twelve months. During the fourth quarter of 2024, the transition services agreement was terminated.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, the remaining $66.7 million of that debt was paid and this LPSC commitment was satisfied. Interest expense on that debt was included in discontinued operations.
The following table presents the amounts that were reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed
Consolidated Statements of Income for the three months ended March 31, 2024:

(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2024
Operating revenue, net
Electric operations	$128,828
Other operations	31,534
Operating revenue, net	160,362
Operating expenses
Fuel used for electric generation	15,196
Purchased power	61,940
Other operations and maintenance	23,291
Depreciation and amortization	356
Total operating expenses	100,783
Operating income	59,579
Other income, net	126
Interest, net	(80)
Loss on classification as held for sale	(17,000)
Income from discontinued operations before income taxes	42,625
Federal and state income tax expense	10,663
Income from discontinued operations, net of income taxes	$31,962

Cleco elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the three months ended March 31, 2024:

(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2024
Net cash used in operating activities - discontinued operations	$(4,780)
Net cash provided by investing activities - discontinued operations	$4,953

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three months ended March 31, 2025, and 2024 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$114,654		$—		$—	$114,654
Commercial(1)	81,104		—		—	81,104
Industrial(1)	48,028		—		—	48,028
Other retail(1)	4,508		—		—	4,508
Electric customer credits	—		—		—	—
Total retail revenue	248,294		—		—	248,294
Wholesale, net	20,864	(1)	(186)	(2)	—	20,678
Transmission	10,924		—		—	10,924
Other	4,547		—		(9)	4,538
Affiliate(3)	245		20,831		(21,076)	—
Total revenue from contracts with customers	284,874		20,645		(21,085)	284,434
Revenue unrelated to contracts with customers
Securitization	7,984		—		—	7,984
Other	971	(4)	1,855	(5)	—	2,826
Total revenue unrelated to contracts with customers	8,955		1,855		—	10,810
Operating revenue, net	$293,829		$22,500		$(21,085)	$295,244
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$92,012		$—		$—	$92,012
Commercial(1)	68,146		—		—	68,146
Industrial(1)	39,401		—		—	39,401
Other retail(1)	3,732		—		—	3,732
Electric customer credits	(1,847)		—		—	(1,847)
Total retail revenue	201,444		—		—	201,444
Wholesale, net	49,855	(1)	(2,323)	(2)	—	47,532
Transmission	13,894		—		—	13,894
Other	5,249		—		—	5,249
Affiliate(3)	8,869		29,667		(38,536)	—
Total revenue from contracts with customers	279,311		27,344		(38,536)	268,119
Revenue unrelated to contracts with customers
Securitization	8,074		—		—	8,074
Other	649	(4)	—		—	649
Total revenue unrelated to contracts with customers	8,723		—		—	8,723
Operating revenue, net	$288,034		$27,344		$(38,536)	$276,842
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Regulatory assets
Acadia Unit 1 acquisition costs	$1,569	$1,596	14.75
Accumulated deferred fuel(1)	6,470	457	Various	(2)
Affordability study	8,614	8,959	6.25
AFUDC equity gross-up	56,510	57,284	Various	(3)
AMI deferred revenue requirement	273	409	1
AROs(4)	11,481	11,073
Coughlin transaction costs	746	753	24.25
COVID-19 executive order	3,095	3,372	2.25
Deferred lignite and mine closure costs and Dolet Hills Power Station closure costs	—	258,951
Deferred taxes, net	7,942	2,008	Various	(2)
Dolet Hills carrying charge(4)	5,914	4,729
Financing costs(1)	5,625	5,717	Various	(5)
Interest costs	2,650	2,712	Various	(3)
Madison Unit 3 property taxes	14,567	14,196	Various	(6)
Non-service cost of postretirement benefits	13,930	14,057	Various	(3)
Postretirement costs	58,089	58,089	Various	(7)
Production operations and maintenance expenses	3,901	4,939	Various	(8)
Rodemacher Unit 2 deferred costs(4)	29,306	27,265
Solar development costs(4)	2,122	2,122
St. Mary Clean Energy Center	435	870	0.25
Training costs	5,423	5,462	34.75
Tree trimming costs(9)	264	943
Other	15,894	12,920	Various	(2)
Total regulatory assets	254,820	498,883
Regulatory liabilities
Deferred taxes, net	(6,827)	(6,827)	Various	(2)
Energy transition reserve(10)	(40,627)	—
Interest earned on energy transition reserve(10)	(50)	—
Residential revenue decoupling(10)	(3,000)	(3,000)
Storm reserve	(70,922)	(76,178)
Total regulatory liabilities	(121,426)	(86,005)
Total regulatory assets, net	$133,394	$412,878
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2025, and December 31, 2024. All other assets are earning a return on investment.
(2) For more information on the remaining recovery period, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 6 — Regulatory Assets and Liabilities” for the disclosures for each specific regulatory asset or liability in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(3) Amortized over the estimated lives of the respective assets.
(4) Currently not in a recovery period.
(5) Amortized over the terms of the related debt issuances.
(6) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.
(7) Amortized over the average service life of the remaining plan participants.
(8) Deferral is recovered over the following three-year regulatory period.
(9) Will be fully amortized in May 2025.
(10) Currently not in a refund period.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Total Cleco Power regulatory assets, net	$133,394	$412,878
2016 Merger adjustments(1)
Fair value of long-term debt	88,091	89,941
Postretirement costs	6,964	7,461
Financing costs	6,131	6,217
Debt issuance costs	3,838	3,921
Total Cleco regulatory assets, net	$238,418	$520,418
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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
depreciation rates by the LPSC. The Dolet Hills Power Station was retired on December 31, 2021. At December 31, 2024, Cleco Power had $136.8 million recorded for the Deferred lignite and mine closure costs regulatory asset and $122.2 million recorded for the Dolet Hills Power Station closure costs regulatory asset. These regulatory assets are recorded in Regulatory assets - current on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
On March 12, 2025, through Cleco Securitization II, Cleco Power completed a securitization financing of Energy Transition Property, which included full recovery of the previously mentioned Dolet Hills Power Station costs that were deferred as regulatory assets, and at March 31, 2025, the balance was reduced to zero on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
For more information about the securitization financing, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

Energy Transition Reserve
On March 12, 2025, in conjunction with the securitization financing and pursuant to the financing order issued by the LPSC on November 20, 2024, a newly funded energy transition reserve for reimbursement of Dolet Hills Power Station energy transition costs and for future energy transition costs was established. Any surplus that remains in the reserve after all Dolet Hills Power Station energy transition costs are prudently incurred will be refunded to Cleco Power’s retail electric customers using its incremental investment cost recovery rider. In addition, Cleco Power established a regulatory liability for the interest earned on the restricted cash for the newly funded energy transition reserve. Per the financing order, Cleco Power will refund this interest annually through the incremental investment cost recovery rider. For more information on the restricted cash for the energy transition reserve, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At December 31, 2024, Cleco Power had a storm reserve balance of $76.2 million, net of $43.3 million of accumulated storm restoration costs. At March 31, 2025, Cleco Power had a storm reserve balance of $70.9 million, net of $46.0 million of accumulated storm restoration costs.

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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$173,224	$173,224	$—	$—	$153,972	$153,972	$—	$—
FTRs	588	—	—	588	2,084	—	—	2,084
Natural gas derivatives	13,685	—	13,685	—	9,210	—	9,210	—
Total assets	$187,497	$173,224	$13,685	$588	$165,266	$153,972	$9,210	$2,084
Liability description
FTRs	$138	$—	$—	$138	$256	$—	$—	$256
Total liabilities	$138	$—	$—	$138	$256	$—	$—	$256

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$169,000	$169,000	$—	$—	$147,648	$147,648	$—	$—
FTRs	588	—	—	588	2,084	—	—	2,084
Natural gas derivatives	13,685	—	13,685	—	9,210	—	9,210	—
Total assets	$183,273	$169,000	$13,685	$588	$158,942	$147,648	$9,210	$2,084
Liability description
FTRs	$138	$—	$—	$138	$256	$—	$—	$256
Total liabilities	$138	$—	$—	$138	$256	$—	$—	$256

Cleco has applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the three months ended March 31, 2025, and the year ended December 31, 2024, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At March 31, 2025, and December 31, 2024, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$46,067	$21,562
Current restricted cash and cash equivalents	$9,474	$15,918
Non-current restricted cash and cash equivalents	$117,683	$116,492

Cleco Power
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$41,867	$15,263
Current restricted cash and cash equivalents	$9,474	$15,918
Non-current restricted cash and cash equivalents	$117,659	$116,467

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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Balances, beginning of period	$1,828	$2,306
Unrealized losses*	(416)	(418)
Purchases	2	(33)
Settlements	(964)	(1,409)
Balances, end of period	$450	$446
* Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power at March 31, 2025, and December 31, 2024:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Mar. 31, 2025	$588	$138	RTO auction pricing	FTR price - per MWh	$(1.98)	$10.32	$0.18
FTRs at Dec. 31, 2024	$2,084	$256	RTO auction pricing	FTR price - per MWh	$(4.39)	$8.49	$0.27
(1) The low and high prices reflect the lowest and highest values of all single point-to-point FTRs and not the range of aggregate price changes.
(2) The weighted average reflects the market price and volume of each commodity weighted by the total volume of commodities.

Natural Gas Derivatives
Cleco may enter into energy-related physical and financial fixed price forward or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,092,035	$2,929,585	$2,922,003	$2,716,251
* The carrying value of long-term debt does not include deferred issuance costs of $16.0 million at March 31, 2025, and $11.6 million at December 31, 2024.

Cleco Power
	AT MAR. 31, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,993,943	$1,992,877	$1,822,061	$1,800,633
* The carrying value of long-term debt does not include deferred issuance costs of $14.6 million at March 31, 2025, and $10.1 million at December 31, 2024.

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
At March 31, 2025, and December 31, 2024, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco enters into long-form contracts and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. At March 31, 2025, and December 31, 2024, both Cleco and Cleco Power had $14.8 million of collateral held to mitigate risk with counterparties recorded in Credit deposits on their respective Condensed Consolidated Balance Sheets. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.

Note 7 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At March 31, 2025, and December 31, 2024, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024:

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs
Current	Energy risk management assets	$588	$2,084
Current	Energy risk management liabilities	(138)	(256)
Natural gas derivatives
Current	Energy risk management assets	13,685	9,210
Commodity-related contracts, net		$14,135	$11,038
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2025, and 2024:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2025	2024
Commodity-related contracts
FTRs(1)	Electric operations	$1,034	$726
FTRs(1)	Purchased power	(602)	(1,371)
Natural gas derivatives(2)	Fuel used for electric generation	939	(18,701)
Total		$1,371	$(19,346)
(1) For both the three months ended March 31, 2025, and 2024, unrealized losses associated with FTRs of $(0.4) million were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three months ended March 31, 2025, unrealized gains and realized gains associated with natural gas derivatives of $7.4 million and $1.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2024, unrealized gains and realized losses associated with natural gas derivatives for Cleco Power of $1.3 million and $(3.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2025	2024
Commodity-related contracts
FTRs(1)	Electric operations	$1,034	$726
FTRs(1)	Purchased power	(602)	(1,371)
Natural gas derivatives (2)	Fuel used for electric generation	939	(7,756)
Total		$1,371	$(8,401)
(1) For both the three months ended March 31, 2025, and 2024 unrealized losses associated with FTRs of $(0.4) million were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three months ended March 31, 2025, unrealized gains and realized gains associated with natural gas derivatives of $7.4 million and $1.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2024, unrealized gains and realized losses associated with natural gas derivatives for Cleco Power of $1.3 million and $(3.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The following table presents the volume of commodity-related derivative contracts outstanding at March 31, 2025, and December 31, 2024, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT MAR. 31, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs	MWh	2,458	6,720
Natural gas derivatives	MMBtus	12,924	18,595

Note 8 — Debt
On March 12, 2025, Cleco Power completed a securitization financing of the Energy Transition Property through Cleco Securitization II. Cleco Securitization II used the net proceeds from its issuance of $305.0 million aggregate principal amount of its senior secured energy transition bonds to purchase the Energy Transition Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization II. One tranche of $100.0 million aggregate principal amount was issued with an interest rate of 4.680% and an expected weighted average life of 5.4 years. A second tranche of $205.0 million aggregate principal amount was issued with an interest rate of 5.346% and an expected weighted average life of 15.5 years. The energy transition bonds are governed by an indenture between Cleco Securitization II and the indenture trustee. The indenture contains certain covenants that restrict Cleco Securitization II's ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
On March 14, 2025, following this securitization financing, Cleco Power repaid the outstanding balance of its $125.0 million bank term loan and the outstanding balance of its $110.0 million credit facility. In addition, Cleco Power elected to repay its $50.0 million GO Zone bonds on May 1, 2025.
At March 31, 2025, and December 31, 2024, Cleco’s and Cleco Power’s long-term debt and finance leases outstanding due within one year were $143.5 million and $264.9 million, respectively. The decrease of $121.4 million is primarily due to the repayment of Cleco Power’s $125.0 million bank term loan.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Note 9 — Pension Plan and Employee Benefits

Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2024, management estimates that $76.1 million in pension contributions will be required through 2029, of which $16.5 million is required in 2025. In January 2025, Cleco made an $11.5 million required contribution payment towards the 2025 plan year and a $5.0 million required contribution towards the 2024 plan year.
The non-service components of net periodic pension cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension cost for the three months ended March 31, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Components of periodic benefit costs
Service cost	$966	$1,189
Interest cost	6,776	6,535
Expected return on plan assets	(8,292)	(7,607)
Net periodic benefit (income) cost	$(550)	$117

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2025, and 2024 was $0.2 million and $0.5 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at March 31, 2025, and December 31, 2024, were as follows:

(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current	$3,770	$16,344
Non-current	$64,775	$69,250

Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Components of periodic benefit costs
Service cost	$395	$479
Interest cost	586	583
Amortizations
Net loss	74	164
Net periodic benefit cost	$1,055	$1,226

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2025, and 2024 was $1.0 million and $1.1 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current	$5,279	$5,279
Non-current	$38,428	$38,724

Cleco Power
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current	$4,524	$4,524
Non-current	$29,815	$30,054

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2025, and 2024, were as follows:

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Components of periodic benefit costs
Service cost	$14	$34
Interest cost	864	836
Amortizations
Prior period service credit	(54)	(54)
Net gain	(35)	(21)
Net periodic benefit cost	$789	$795

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2025, and 2024 was $0.1 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current	$4,815	$4,815
Non-current	$58,459	$58,728

Cleco Power
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Current	$833	$833
Non-current	$10,095	$10,160
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2025, and 2024, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
401(k) Plan expense	$2,909	$3,075

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2025, and 2024, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
401(k) Plan expense	$706	$1,601

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three months ended March 31, 2025, and 2024:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2025	2024
Effective tax rate	18.3%	(73.1)%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2025	2024
Effective tax rate	19.5%	12.6%

For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2025, and 2024, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.

Tax Rate Changes
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three months ended March 31, 2025, and 2024, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At March 31, 2025, and December 31, 2024, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco Group participates in the IRS’s Compliance Assurance Process program in which tax positions are examined and agreed upon prior to filing the federal tax return. The Compliance Assurance Process program allows the IRS to establish a low risk of non-compliance, and at its discretion, may reduce the level of its review based on complexity and the number of issues found. Cleco Group's application has been accepted into the Compliance Assurance Process program for the 2021-2024 tax years and the statute of limitations remains open for those tax years.
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statement of Income. For the three months ended March 31, 2025, and 2024, no penalties were recognized.

Note 11 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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

Segment Information
FOR THE THREE MONTHS ENDED MAR. 31, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$182,585
Fuel cost recovery revenue (1)	87,543
Other operations	23,456
Affiliate revenue	245
Operating revenue, net	$293,829
Less:
Recoverable fuel and purchased power (1)	$87,561
Non-recoverable fuel and purchased power	3,148
Other operations and maintenance (2)	57,908
Taxes other than income taxes	15,618
Other segment items (3)	(181)
EBITDA	$129,775
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $22.8 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED MAR. 31, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$182,585	$(186)		$—	$182,399
Fuel cost recovery revenue	87,543	—		—	87,543
Other operations	23,456	1,855		(9)	25,302
Affiliate revenue	245	20,831		(21,076)	—
Operating revenue, net	$293,829	$22,500		$(21,085)	$295,244
Depreciation and amortization	$47,783	$2,313	(1)	$—	$50,096
Interest income	$4,592	$2,705		$(164)	$7,133
Interest charges	$25,684	$10,901		$(164)	$36,421
Federal and state income tax expense (benefit)	$11,883	$(2,826)		$—	$9,057
Net income (loss)	$49,017	$(8,706)		$1	$40,312
Additions to property, plant, and equipment	$67,832	$457		$—	$68,289
Equity investment in investee (2)	$1,916	$(849,117)		$849,117	$1,916
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$7,030,405	$(277,438)		$759,903	$7,512,870
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at March 31, 2025

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED MAR. 31, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$154,028
Fuel cost recovery revenue (1)	99,766
Other operations	27,218
Affiliate revenue	8,869
Electric customer credits	(1,847)
Operating revenue, net	$288,034
Less:
Recoverable fuel and purchased power (1)	99,788
Non-recoverable fuel and purchased power	7,794
Other operations and maintenance (2)	56,797
Taxes other than income taxes	15,646
Other segment items (3)	(583)
EBITDA	$108,592
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $20.7 million.
(3) Includes amounts for equity portions of AFUDC, equity income from investee, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED MAR. 31, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$154,028	$(2,323)		$—	$151,705
Fuel cost recovery revenue	99,766	—		—	99,766
Other operations	27,218	—		—	27,218
Affiliate revenue	8,869	29,667		(38,536)	—
Electric customer credits	(1,847)	—		—	(1,847)
Operating revenue, net	$288,034	$27,344		$(38,536)	$276,842
Depreciation and amortization	$94,004	$4,371	(1)	$—	$98,375
Interest income	$1,288	$293		$(173)	$1,408
Interest charges	$23,484	$17,452		$(174)	$40,762
Federal and state income tax (benefit) expense	$(960)	$38,631		$—	$37,671
Loss from continuing operations, net of income taxes	$(6,648)	$(82,545)		$—	$(89,193)
Income from discontinued operations, net of income taxes	—	31,962		—	31,962
Net loss	$(6,648)	$(50,583)		$—	$(57,231)
Additions to property, plant, and equipment	$39,494	$(2,530)		$—	$36,964
Equity investment in investees (2)	$1,916	$(848,952)		$848,952	$1,916
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$6,879,566	$(286,556)		$776,596	$7,369,606
(1) Includes $2.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at December 31, 2024

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Net income (loss)	$40,312	$(57,231)
Less: income from discontinued operations, net of income taxes	—	31,962
Income (loss) from continuing operations, net of income taxes	40,312	(89,193)
Add: Depreciation and amortization	50,096	98,375
Less: Interest income	7,133	1,408
Add: Interest charges	36,421	40,762
Add: Federal and state income tax expense	9,057	37,671
Add: Other corporate costs and noncash items(1)(2)	1,022	22,385
Total segment EBITDA	$129,775	$108,592
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.
(2) Includes loss on Cleco Cajun’s natural gas derivatives of $(10.9) million for the three months ended March 31, 2024.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Note 12 — Regulation and Rates

Dolet Hills Regulatory Refund
On April 19, 2024, the LPSC approved an uncontested settlement for recovery of costs associated with the retirement of the Dolet Hills Power Station and the closure of the Oxbow mine. As a result of this settlement, Cleco Power issued $20.0 million of refunds in the third quarter of 2024 and will issue refunds of $20.0 million in each of the third quarters of 2025 and 2026 for a total refund of $60.0 million. For more information about the settlement, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

FRP
Effective July 1, 2024, and as approved by the LPSC under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. Additionally, as approved in Cleco Power’s FRP, a residential revenue decoupling mechanism was implemented through its infrastructure and incremental investment cost recovery rider that provides a charge or credit to residential customers for up to $3.0 million per year of residential base revenue.
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

Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At March 31, 2025, and December 31, 2024, Cleco Power had $2.8 million and $4.0 million, respectively, recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. Cleco Power’s retail customers are continuing to receive bill credits resulting from the TCJA. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2024, all amounts for the TCJA unprotected excess ADIT had been returned to Cleco Power’s retail customers. At March 31, 2025, Cleco Power had $187.8 million accrued for the excess ADIT, of which $6.8 million is reflected in current regulatory liabilities on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

Wholesale Rates
Wholesale customers are charged market-based rates that are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2023 and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026.

Note 13 — Variable Interest Entities

Securitization Entities
Cleco Securitization I and Cleco Securitization II are special-purpose, wholly owned subsidiaries of Cleco Power that were formed for the purpose of issuing storm recovery bonds and energy transition bonds, respectively, for the securitization financing of intangible property at Cleco Power. Cleco Securitization I’s and Cleco Securitization II’s assets cannot be used to settle Cleco Power’s obligations, and the holders of their respective bonds have no recourse against Cleco Power.
Cleco Securitization I’s and Cleco Securitization II’s equity at risk is less than 1% of their total assets; therefore, they are considered variable interest entities. Cleco Power, through its equity ownership interest and role as servicer of each securitization entity’s respective bonds, has the power to direct the most significant financial and operating activities, including billings, collections, and remittances of retail customer cash receipts to enable each securitization entity to pay the principal and interest payments on bond payments. Cleco Power also has the obligation to absorb losses up to its equity investments and rights to receive returns from each securitization entity. Therefore, management has determined that Cleco Power is the primary beneficiary of each securitization entity, and as a result, Cleco Securitization I and Cleco Securitization II are included in the consolidated financial statements of Cleco Power. No gain or loss was recognized upon initial consolidation of the securitization entities.

Cleco Securitization I
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Restricted cash - current	$7,187	$15,918
Accounts receivable - affiliate	2,506	4,683
Intangible asset - securitization	381,569	384,908
Total assets	$391,262	$405,509
Long-term debt due within one year	$15,390	$15,087
Accounts payable	20	—
Accounts payable - affiliate	69	1,800
Interest accrued	1,472	5,997
Long-term debt, net	372,178	380,468
Total liabilities	389,129	403,352
Member’s equity	2,133	2,157
Total liabilities and member’s equity	$391,262	$405,509

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Operating revenue	$7,937	$8,036
Operating expenses	(3,477)	(3,466)
Interest income	184	228
Interest charges, net	(4,619)	(4,773)
Net income	$25	$25

Cleco Securitization II
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2025
Restricted cash - current	$2,540
Intangible asset - securitization	299,735
Total assets	$302,275
Long-term debt due within one year	$3,214
Accounts payable - affiliate	19
Interest accrued	825
Long-term debt, net	296,794
Total liabilities	300,852
Member’s equity	1,423
Total liabilities and member’s equity	$302,275

The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2025
Operating expenses	$(18)
Interest charges, net	(847)
Net loss	$(865)

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2025, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,033)	(18,033)
Equity income from investee	677	677
Total equity investment in investee	$1,916	$1,916

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Oxbow’s net assets/liabilities	$3,832	$3,832
Cleco Power’s 50% equity	$1,916	$1,916
Cleco Power’s maximum exposure to loss	$1,916	$1,916

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Operating revenue	$103	$184
Operating expenses	(103)	(87)
Gain on sale of property	—	1,356
Interest income	—	(97)
Income before taxes	$—	$1,356

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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure. This action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and the trial date has been scheduled for August 2025.
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
Cleco Power’s fuel costs for 2020 through 2022 in the amount of $1.10 billion are currently under audit. Cleco Power has responded to multiple sets of LPSC data requests. Cleco Power has FAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, it could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $8.5 million and $6.8 million for the 2022 and 2021 program years, respectively. In May 2024, the LPSC approved the audit report for program years 2021 and 2022, which indicated no material findings. Cleco Power recovered $10.2 million in both program years 2023 and 2024, which is subject to audit by the LPSC.
On January 24, 2024, the LPSC voted to shift control of energy efficiency programs from the utilities to an independent, third-party administrator selected by and accountable to the LPSC. This action would remove the provision whereby utilities were allowed to recover any lost revenues associated with lower electricity sales. On April 16, 2025, the LPSC approved the termination of the independent third-party administrator of the energy efficiency program and will evaluate the program going forward. Management is awaiting guidance from the LPSC to determine how this program will be administered going forward. Cleco Power is subject to audits for program years 2023 and thereafter.

Dolet Hills Securitization
Cleco Power sought recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs.
On April 19, 2024, the LPSC approved an uncontested settlement containing the following provisions:

•a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station,
•refunding $20.0 million per year to Cleco Power’s retail customers as a credit to their bills during the third quarters of 2024, 2025, and 2026 for a total of $60.0 million, and
•allowing securitization of $305.0 million. If the securitization was not complete by September 1, 2024, Cleco Power was allowed to accrue a carrying charge through the earlier of the completion of the securitization or January 31, 2025.

As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements as of March 31, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits.

For more information on the regulatory asset activity related to the uncontested settlement, see Note 5 — Regulatory Assets and Liabilities.
On March 12, 2025, Cleco Power completed the securitization financing of the Energy Transition Property through Cleco Securitization II. Cleco Securitization II used the net proceeds from its issuance of $305.0 million aggregate principal amount of its senior secured energy transition bonds to purchase Energy Transition Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization II. Cleco Power utilized the proceeds received from Cleco Securitization II to fund the energy transition reserve, repay its $125.0 million bank term loan, and repay its $110.0 million short-term debt outstanding on its revolving credit facility.
Cleco Power began billing its retail customers on April 1, 2025, for the required amounts to service Cleco Securitization II's energy transition bonds.

FERC Audits and Reviews
In the fourth quarter of 2024, FERC ruled as part of Docket EL14-12-016 that the MISO transmission owners’ base ROE should be lowered to 9.98%, with a total or maximum ROE including incentives not to exceed 12.58%. The effective date of the change was September 28, 2016, for the MISO Attachment O rates. As a result, Cleco Power estimated and recorded a potential refund of $0.5 million to be refunded during 2025.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2025, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $10.1 million and $9.6 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of a sale of a generation facility in 2005. The remaining indemnities relate to environmental matters that may have been present prior to closing. These remaining indemnities have no time limitations. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of March 31, 2025, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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
Changes in the regulatory environment or market forces could cause Cleco to determine if its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required, and Cleco’s financial condition could be materially adversely affected.

Note 15 — Affiliate Transactions
At March 31, 2025, and December 31, 2024, Cleco Holdings had an affiliate receivable of $35.5 million primarily for estimated income taxes paid on behalf of Cleco Group. At March 31, 2025, and December 31, 2024, Cleco Holdings had an affiliate payable of $21.4 million to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2025		AT DEC. 31, 2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$226	$443	$185	$318
Support Group	969	9,926	989	11,071
Total	$1,195	$10,369	$1,174	$11,389

Note 16 — Intangible Assets

Securitized Intangible Assets

Storm Recovery Property
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. At the end of its life, this securitized intangible asset will have no residual value. For both the three months ended March 31, 2025, and 2024, $3.3 million of amortization expense on the storm recovery property intangible asset is recorded in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(34,377)	(31,038)
Net securitized intangible asset subject to amortization	$381,569	$384,908

Energy Transition Property
On March 12, 2025, Cleco Securitization II acquired the Energy Transition Property from Cleco Power for a purchase price of $301.9 million. The Energy Transition Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This intangible asset will be amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. At the end of its life, this securitized intangible asset will have no residual value. At March 31, 2025, $299.7 million, net of $5.3 million for debt issuance costs, was recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets for the Energy Transition Property securitized intangible asset. As of March 31, 2025, there was no amortization because Cleco Power began billing its customers on April 1, 2025, for the required amounts to service Cleco Securitization II’s energy transition bonds.

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At March 31, 2025, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years. For the three months ended March 31, 2025, and 2024, Cleco had $0.2 million and $2.3 million, respectively, of amortization expense related to power supply agreements recorded in Electric operations on its Condensed Consolidated Statements of Income.
The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT MAR. 31, 2025	AT DEC. 31, 2024
Power supply agreements	$14,238	$14,238
Accumulated amortization	(6,672)	(6,487)
Net other intangible assets subject to amortization	$7,566	$7,751

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, Dec. 31, 2024	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(382)
Balance, Mar. 31, 2025	$(3,066)

FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, Dec. 31, 2023	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(299)
Balance, Mar. 31, 2024	$(5,411)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2024	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	155	—	155
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2025	$(5,302)	$(4,578)	$(9,880)

	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2023	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	190	—	190
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2024	$(5,365)	$(4,732)	$(10,097)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2025, and 2024.

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

FRP
On June 19, 2024, the LPSC approved Cleco Power’s current retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. For information on Cleco Power’s FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP.”

Dolet Hills
Cleco Power completed a securitization financing of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine on March 12, 2025.
For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Securitization.”

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives. Cleco is also aiming

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions from its generating fleet by approximately 50.0% by 2035, with aspirations of net zero emissions by 2050. Cleco’s ability to meet these targets depends heavily on real-world factors such as policy changes, load growth, technological advancements, and the feasibility of implementation. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Administrative and Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG initiatives, see Part I, Item 1, “Business — Human Capital,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information about Cleco’s environmental initiatives, see “— Decarbonization Initiatives” and “— Renewable and Electrification Initiatives.”

Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund future renewable and electrification projects. Management continues to monitor any potential impact the IRA of 2022 could have on the Registrants, including the changes resulting from the new presidential administration.
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.

Tariffs and Economic Outlook
Current uncertainties about U.S. and international economic policy regarding tariffs and retaliatory tariffs, including the announcement and rescission of multiple tariffs by the U.S. on imports from several foreign jurisdictions, has increased macroeconomic uncertainty. Such uncertainties may result in less favorable economic conditions, which may reduce the customer demand for and payment of utility services. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which Cleco operates. Management is continuing to monitor the economic effects of such shifting policies, which remain uncertain and could affect Cleco’s ability to forecast results and have a material adverse effect on results of operations, financial condition, or cash flows.

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault, a proposed project with the goal of reducing up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies. Due to increases in the estimated investment required, as well as the current economic and financing environment, Cleco Power’s management decided to evaluate alternatives to decarbonize Madison Unit 3, including fuel switching technology.
Management is considering the most economically viable decarbonization strategies and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating unit and ESG goals to sustainably reduce its GHG emissions. For more information on environmental matters that could affect Cleco Power’s decarbonization initiatives, see “— Results of Operations — Regulatory and Other Matters — Environmental Matters.”

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
Cleco Power is seeking to replace or supplement certain existing power supply resources with products identified in Cleco Power’s most recent IRP. The IRP indicated that a portfolio providing up to approximately 500MW of renewable resources and up to 150MW of battery storage would provide an effective addition to Cleco Power’s current generation portfolio. On December 30, 2024, Cleco Power filed a draft request for proposal (RFP) that outlines the resources and transaction structures that Cleco Power is seeking from bidders. Management filed and issued the final RFP on April 4, 2025. Bid submissions to the RFP are due on May 26, 2025.
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, residential heating programs, increasing the supply of light duty electric vehicles and forklifts, and electric vehicle charging sites, among others.

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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $105.0 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of March 31, 2025, Cleco Power had spent $71.6 million on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes $257.6 million for 781 projects to be completed over 5 years. The hearing with the LPSC is scheduled in October 2025. Management expects the costs related to these projects to be recovered through a rate rider over the life of the assets.

Data Centers
As a result of the growing demand for data centers, driven by the use of artificial intelligence, the electric industry has the opportunity for significant future load growth, and Cleco Power shares in that opportunity. Cleco Power is pursuing potential long-term agreements to supply power to large load facilities. Such potential transactions are subject to certain risks and uncertainties, including regulatory review and/or approval and adverse legislative action, which could impact the timing and ability to consummate a transaction.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025, and 2024

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue, net	$295,244	$276,842	$18,402	6.6%
Operating expenses	216,267	291,219	74,952	25.7%
Operating income (loss)	78,977	(14,377)	93,354	649.3%
Interest income	7,133	1,408	5,725	406.6%
Allowance for equity funds used during construction	531	134	397	296.3%
Equity income from investee before income tax	—	677	(677)	(100.0)%
Other (expense) income, net	(851)	1,398	(2,249)	(160.9)%
Interest charges	36,421	40,762	4,341	10.6%
Federal and state income tax expense	9,057	37,671	28,614	76.0%
Income (loss) from continuing operations, net of income taxes	40,312	(89,193)	129,505	145.2%
Income from discontinued operations, net of income taxes	—	31,962	(31,962)	(100.0)%
Net income (loss)	$40,312	$(57,231)	$97,543	170.4%

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
•the absence of losses on gas-related derivative contracts at Cleco Cajun of $11.0 million which were included in continuing operations in 2024.

These increases were partially offset by the absence of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue
Base	$182,585	$154,028	$28,557	18.5%
Fuel cost and purchased power recovery	87,543	99,766	(12,223)	(12.3)%
Electric customer credits	—	(1,847)	1,847	100.0%
Other operations	23,456	27,218	(3,762)	(13.8)%
Affiliate revenue	245	8,869	(8,624)	(97.2)%
Operating revenue, net	293,829	288,034	5,795	2.0%
Operating expenses
Recoverable fuel and purchased power	87,561	99,788	12,227	12.3%
Non-recoverable fuel and purchased power	3,148	7,794	4,646	59.6%
Other operations and maintenance	57,908	56,797	(1,111)	(2.0)%
Depreciation and amortization	47,783	94,004	46,221	49.2%
Taxes other than income taxes	15,618	15,646	28	0.2%
Total operating expenses	212,018	274,029	62,011	22.6%
Operating income	81,811	14,005	67,806	484.2%
Interest income	4,592	1,288	3,304	256.5%
Allowance for equity funds used during construction	531	134	397	296.3%
Equity income from investee before income tax	—	677	(677)	(100.0)%
Other expense, net	(350)	(228)	(122)	(53.5)%
Interest charges	25,684	23,484	(2,200)	(9.4)%
Federal and state income tax expense (benefit)	11,883	(960)	(12,843)	*
Net income (loss)	$49,017	$(6,648)	$55,665	837.3%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	879	808	8.8%
Commercial	607	586	3.6%
Industrial	538	540	(0.4)%
Other retail	30	30	—%
Total retail	2,054	1,964	4.6%
Sales for resale	71	616	(88.5)%
Total retail and wholesale customer sales	2,125	2,580	(17.6)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$85,391	$64,548	32.3%
Commercial	61,905	48,708	27.1%
Industrial	30,069	22,660	32.7%
Other retail	3,517	2,728	28.9%
Total retail	180,882	138,644	30.5%
Sales for resale	1,703	15,384	(88.9)%
Total base revenue	$182,585	$154,028	18.5%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	865	770	843	12.3%	2.6%
Cooling degree-days	158	91	100	73.6%	58.0%

Base
Base revenue increased $28.6 million primarily due to $36.8 million of higher rates largely resulting from the implementation of Cleco Power’s current retail rate plan and $7.0 million of higher usage from colder winter weather. These increases were partially offset by $14.5 million of lower wholesale revenue primarily due to the expiration of a wholesale contract in March 2024.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
customers substantially all such expenses. Approximately 97% of Cleco Power’s total fuel cost during the first quarter of 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended March 31, 2025, were impacted primarily by lower natural gas costs as compared to the three months ended March 31, 2024, and the expiration of a wholesale contract in March 2024. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations
Other operations revenue decreased $3.8 million primarily due to lower wholesale transmission revenue resulting from the expiration of a wholesale contract in March 2024.

Affiliate Revenue
Affiliate revenue decreased $8.6 million primarily due to the absence of internal software services provided in accordance with service agreements as a result of the Cleco Cajun Divestiture in 2024.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $4.6 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Depreciation and Amortization
Depreciation and amortization decreased $46.2 million primarily due to the absence of $40.0 million for the reduction in the regulatory asset as a result of the Dolet Hills prudency review and the absence of $7.1 million of accelerated amortization on internal software used by Cleco Cajun. These decreases were partially offset by $3.7 million of higher depreciation from normal recurring additions to fixed assets. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

Interest Income
Interest income increased $3.3 million primarily due to interest related to the storm reserve.

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three months ended March 31, 2025, and 2024:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024
Net income (loss)	$49,017	$(6,648)
Add: Depreciation and amortization	47,783	94,004
Less: Interest income	4,592	1,288
Add: Interest charges	25,684	23,484
Add: Federal and state income tax expense (benefit)	11,883	(960)
EBITDA	$129,775	$108,592

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2025:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	BBB+	A-	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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
Cleco Power participates in the MISO market. MISO requires participants to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

Working Capital and Debt

Cleco
At March 31, 2025, Cleco had $30.0 million of outstanding borrowings under its aggregate $475.0 million revolving credit facilities. At December 31, 2024, Cleco had $120.0 million of short-term debt for outstanding borrowings under its revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At March 31, 2025, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $2.98 billion, of which $143.5 million was due within one year. The long-term debt due within one year at March 31, 2025, primarily represents Cleco Power’s $75.0 million senior notes due in November 2025; $50.0 million of Cleco Power’s GO Zone bonds with a mandatory tender in April 2025; $15.4 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2025 and March 2026; and $3.2 million of Cleco Securitization II’s energy transition bond principal payment to be paid in December 2025.
At March 31, 2025, cash and cash equivalents available of $55.8 million combined with $445.0 million of available revolving credit facility capacity ($145.0 million from Cleco Holdings and $300.0 million from Cleco Power) provided total liquidity of $500.8 million.
At March 31, 2025, and December 31, 2024, Cleco had a working capital surplus of $82.8 million and $77.8 million, respectively. The $5.0 million increase in working capital is primarily due to:

•a $121.4 million decrease in long-term debt and finance leases due within one year primarily due to the repayment of Cleco Power’s $125.0 million bank term loan,
•a $90.0 million decrease in short-term debt due to $110.0 million of payments on Cleco Power’s revolving credit facility, partially offset by $20.0 million of draws on Cleco Holdings’ revolving credit facility,
•a $25.4 million increase in cash and cash equivalents,

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
•a $12.6 million decrease in postretirement benefit obligations primarily due to pension plan contribution amounts paid in January 2025,
•an $11.5 million decrease in accounts payable, excluding Cleco Power’s FTRs, primarily due to timing of payments for short-term incentive plan compensation and lower accruals for fuel and purchased power, partially offset by an increase in accruals related to inventory and maintenance,
•a $9.8 million increase in prepaid inventory primarily due to the purchase of transformers and packaged substations related to new gas compression customers,
•a $9.7 million decrease in other current liabilities primarily due to timing of payments of long-term compensation incentive plan contributions in March 2025 and a refund of a customer advance due to a cancelled construction project, and
•a $6.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty.

These increases in working capital were partially offset by:

•a $254.8 million decrease in regulatory assets primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization,”
•a $17.5 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,
•a $7.4 million increase in taxes payable primarily due to accruals for property taxes, partially offset by a decrease in state and federal taxes, and
•a $7.5 million increase in energy transition reserve for the Dolet Hills Power Station energy transition costs and for future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Note 5 — “Regulatory Assets and Liabilities — Energy Transition Reserve.”

Cleco Holdings
At March 31, 2025, and December 31, 2024, Cleco Holdings had $30.0 million and $10.0 million, respectively, of short-term debt outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
At March 31, 2025, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.00 billion, none of which was due within one year.
At March 31, 2025, cash and cash equivalents available at Cleco Holdings of $4.4 million combined with $145.0 million of available revolving credit facility capacity provided a total liquidity of $149.4 million.

Cleco Power
At March 31, 2025, Cleco Power had no outstanding borrowings under its $300.0 million revolving credit facility. At December 31, 2024, Cleco Power had $110.0 million of outstanding borrowings of short-term debt under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
At March 31, 2025, Cleco Power’s long-term debt and finance leases outstanding was $1.98 billion, of which $143.5 million was due within one year. The long-term debt due within one year at March 31, 2025, primarily represents Cleco Power’s $75.0 million senior notes due in November 2025; $50.0 million of Cleco Power’s GO Zone bonds with a mandatory tender in April 2025; $15.4 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2025 and March 2026; and $3.2 million of Cleco Securitization II’s energy transition bond principal payment to be paid in December 2025.
On March 14, 2025, following the securitization financing through Cleco Securitization II, Cleco Power repaid the outstanding balance of its $125.0 million bank term loan and $110.0 million revolving credit facility. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”
At March 31, 2025, cash and cash equivalents available of $51.4 million combined with $300.0 million of available revolving credit facility capacity provided a total liquidity of $351.4 million.
At March 31, 2025, and December 31, 2024, Cleco Power had a working capital surplus of $110.6 million and $96.0 million, respectively. The $14.6 million increase in working capital is primarily due to:

•a $121.4 million decrease in long-term debt and finance leases due within one year primarily due to the repayment of the $125.0 million bank term loan,
•a $110.0 million decrease in short-term debt due to payments on the revolving credit facility,
•a $27.7 million increase in cash and cash equivalents,
•a $12.6 million decrease in postretirement benefit obligations primarily due to pension plan contribution amounts paid in January 2025,
•a $10.4 million increase in prepaid inventory primarily due to the purchase of transformers and packaged substations related to new gas compression customers, and
•a $6.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty.

These increases in working capital were partially offset by:

•a $254.8 million decrease in regulatory assets primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation,

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization,”
•a $14.6 million increase in taxes payable primarily due to accruals for property taxes,
•a $12.2 million increase in accrued interest primarily due to the timing of interest payments on long-term debt, and
•a $7.5 million increase in energy transition reserve for the Dolet Hills Power Station energy transition costs and for future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Note 5 — “Regulatory Assets and Liabilities — Energy Transition Reserve.”

Credit Facilities
At March 31, 2025, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $30.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At March 31, 2025, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2025, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2025, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2025, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2025, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2025, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cleco - Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s net cash activities are as follows for the three months ended March 31, 2025, and 2024:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$54,442	$121,160	$(66,718)
Net cash used in investing activities	$(70,166)	$(36,400)	$(33,766)
Net cash provided by (used in) financing activities	$76,913	$(23,063)	$99,976

Cleco - Net Operating Cash Flows
Net cash provided by operating activities decreased $66.8 million, which includes net cash used in discontinued operations of $4.8 million, primarily due to:

•the absence of $27.0 million of collections from Cleco Cajun’s customers,
•$16.5 million of higher minimum required contributions made to the pension plan at Cleco Power,

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
•$13.8 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate at Cleco Power,
•$13.2 million of higher payments for long-term incentive compensation, and
•$10.3 million of higher prepayments largely due to deposits on prepaid inventory at Cleco Power.

These decreases were partially offset by:

•$8.1 million of lower payments for fuel inventory primarily due to lower volume of purchases for solid fuel at Cleco Power and
•$4.9 million of lower payments related to natural gas derivatives at Cleco Power.

Cleco - Net Investing Cash Flows
Net cash used in investing activities increased $33.8 million, which includes net cash used in discontinued operations of $5.0 million, primarily due to higher additions to property, plant, and equipment, net of AFUDC.

Cleco - Net Financing Cash Flows
Net cash provided by financing activities increased $100.0 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds and
•$40.0 million of higher draws on revolving credit facilities.

These increases were partially offset by:

•$125.3 million of higher repayments on long-term debt and
•$115.0 million of higher payments on revolving credit facilities.

Cleco Power - Cash Flows
Cleco Power’s net cash activities are as follows for the three months ended March 31, 2025, and 2024:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$76,340	$102,144	$(25,804)
Net cash used in investing activities	$(69,709)	$(38,930)	$(30,779)
Net cash provided by (used in) financing activities	$56,913	$(48,063)	$104,976

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities decreased $25.8 million primarily due to:

•$16.5 million of higher minimum required contributions made to the pension plan,
•$13.8 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate, and
•$10.3 million of higher prepayments largely due to deposits on prepaid inventory.

These decreases were partially offset by:

•$8.1 million of lower payments for fuel inventory primarily due to lower volume of purchases for solid fuel and
•$4.9 million of lower payments related to natural gas derivatives.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $30.8 million, primarily due to higher additions to property, plant, and equipment, net of AFUDC.

Cleco Power - Net Financing Cash Flows
Net cash provided by financing activities increased $105.0 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds,
•the absence of $40.0 million of distributions to Cleco Holdings, and
•$20.0 million of higher draws on revolving credit facilities.

These increases were partially offset by:
•$130.0 million of higher payments on revolving credit facilities and
•$125.3 million of higher repayments on long-term debt.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Cybersecurity
For information related to Cleco’s cybersecurity, see Part I, Item 1C, “Cybersecurity,” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
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
Cleco is currently evaluating possible impacts various environmental rules may have on its generating units. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
For information on Cleco Power’s wholesale rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Wholesale Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Transmission Rates
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined
Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Market Structure

Wholesale Electric Markets

RTO
For information on Cleco’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
A NERC Operations and Planning Reliability Standards audit is conducted at least every three years for Cleco Power. The most recent Operations and Planning Reliability Standards audit for Cleco Power began in the fall of 2024, and concluded in March 2025 resulting in no financial penalties. The next audit is scheduled to begin in 2028.
A NERC CIP audit is also conducted at least every three years for Cleco Power. The next audit is anticipated to begin in early 2026.
Management is unable to predict the final outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
300 feet from any existing utility service, they may choose their electric supplier. The application of the rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. In the fourth quarter of 2024, Cleco Power filed a complaint with the LPSC under the 300-foot rule. In March 2025, a stipulated settlement was reached whereby Cleco received exclusive rights to provide electric service to the customer. The settlement was approved by the LPSC on April 16, 2025. For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

IRP
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

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, employee benefits, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020; however, Cleco continued to maintain its compliance with the SQP. On October 15, 2024, Cleco Power submitted a proposed amended and extended SQP to the LPSC. On March 31, 2025, Cleco Power filed its annual SQP monitoring report for 2024 based on the expired reporting requirements.

Franchises
For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises —
Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
For more information on Cleco’s critical accounting estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q
Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit Risks.”

Liquidity Risk
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Disruption in the capital and credit markets may potentially increase the costs of capital and limit the ability to access the capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its business. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit Risks.”

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
At March 31, 2025, Cleco Holdings had $30.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at an all-in interest rate of 6.046%. At March 31, 2025, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco’s short-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $0.3 million on an annualized basis.
At March 31, 2025, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco’s financial performance can be adversely impacted by the volatility in future fuel and power prices, which may impact customer costs passed through Cleco’s FAC; therefore, Cleco has implemented a natural gas hedging program to partially mitigate the volatility of customer costs. The program includes transacting in financially settled swaps, physical fixed price supply agreements, and financially settled options contracts. Cleco executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO Locational Marginal Price nodes when serving customer load. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the three months ended March 31, 2025, Cleco had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	AT MAR. 31, 2025	HIGH	LOW	AVERAGE
Cleco	$4,758	$7,369	$3,133	$5,022

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2025. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned report.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1	Form of Ninth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2025, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
4.1
Indenture between Cleco Securitization II LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Energy Transition Bonds and the Series Supplement), dated as of March 12, 2025 (incorporated by reference to Exhibit 4.1 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

4.2
Series Supplement between Cleco Securitization II LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of March 12, 2025 (incorporated by reference to Exhibit 4.2 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

10.1	Form of Ninth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2025, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
10.2
Energy Transition Property Servicing Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Servicer, dated as of March 12, 2025 (incorporated by reference to Exhibit 10.1 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

10.3
Energy Transition Property Sale Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Seller, dated as of March 12, 2005 (incorporated by reference to Exhibit 10.2 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

10.4
Administration Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Administrator, dated as of March 12, 2025 (incorporated by reference to Exhibit 10.3 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

10.5
Intercreditor Agreement between Cleco Securitization II LLC, Cleco Power LLC, Cleco Securitization I LLC, and The Bank of New York Mellon Trust Company, National Association, dated as of March 12, 2025 (incorporated by reference to Exhibit 10.4 to Cleco Power LLC’s Current Report on Form 8-K dated March 12, 2025, File No. 001-05663)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2025 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2025