Form 10-Q
period 2025-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2025-08-08
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Or
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
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
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors

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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DESRI	D.E. Shaw Renewable Investments, a company that develops, owns, and operates utility-scale renewable energy projects in the U.S.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Dolet Hills Power Station
A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in approximately one year. Cleco Power had a 50% ownership interest in the facility.

EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IICR	Incremental Investment Cost Recovery Rider
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
OBBBA	Federal tax legislation enacted on July 4, 2025, and commonly referred to as the One Big Beautiful Bill Act
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
Project Diamond Vault	Cleco Power’s previously proposed project to reduce carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERC
SERC Reliability Corporation, a non-profit, member-based organization that works to ensure the reliability, adequacy, and critical infrastructure of the bulk power systems in a large portion of the southeastern and central U.S.

SERP	Supplemental Executive Retirement Plan

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, previously a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 47-MW waste-heat steam generating unit located in Franklin, Louisiana
Storm Recovery Property
Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including changes resulting from the presidential administration, present and potential environmental remediation costs, restrictions on emissions, possible effects on Cleco Power’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs, retaliatory tariffs, trade policies, and international agreements),
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, and performance metrics related to data centers, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws (including the OBBBA and Executive Order 14315), regulations, and interpretive guidance,
•legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects,
•failure to meet expectations and report progress on GHG targets, as well as increased focus on and activism related

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$289,652	$229,170
Other operations	32,109	23,563
Gross operating revenue	321,761	252,733
Electric customer credits	—	(548)
Operating revenue, net	321,761	252,185
Operating expenses
Fuel used for electric generation	51,066	37,363
Purchased power	50,930	28,083
Other operations and maintenance	62,525	61,437
Depreciation and amortization	53,205	48,816
Taxes other than income taxes	14,378	14,217
Total operating expenses	232,104	189,916
Operating income	89,657	62,269
Interest income	4,032	2,653
Allowance for equity funds used during construction	902	646
Other income (expense), net	971	(12,022)
Interest charges
Interest charges, net	38,644	41,286
Allowance for borrowed funds used during construction	(993)	(364)
Total interest charges	37,651	40,922
Income from continuing operations before income taxes	57,911	12,624
Federal and state income tax expense (benefit)	10,014	(35,956)
Income from continuing operations, net of income taxes	47,897	48,580
Income from discontinued operations, net of income taxes	—	12,710
Net income	$47,897	$61,290
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$47,897	$61,290
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $130 in 2025 and $53 in 2024)	(381)	(144)
Total other comprehensive loss, net of income tax	(381)	(144)
Comprehensive income, net of tax	$47,516	$61,146
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$559,594	$480,641
Other operations	57,411	50,781
Gross operating revenue	617,005	531,422
Electric customer credits	—	(2,395)
Operating revenue, net	617,005	529,027
Operating expenses
Fuel used for electric generation	106,580	118,099
Purchased power	86,125	65,875
Other operations and maintenance	122,583	121,977
Depreciation and amortization	103,115	144,868
Taxes other than income taxes	29,969	30,316
Total operating expenses	448,372	481,135
Operating income	168,633	47,892
Interest income	11,165	4,061
Allowance for equity funds used during construction	1,434	780
Equity income from investees, before tax	—	674
Other income (expense), net	120	(10,622)
Interest charges
Interest charges, net	75,822	84,078
Allowance for borrowed funds used during construction	(1,750)	(2,395)
Total interest charges	74,072	81,683
Income (loss) from continuing operations before income taxes	107,280	(38,898)
Federal and state income tax expense	19,071	1,715
Income (loss) from continuing operations, net of income taxes	88,209	(40,613)
Income from discontinued operations, net of income taxes	—	44,672
Net income	$88,209	$4,059
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$88,209	$4,059
Other comprehensive loss, net of tax
Postretirement benefits loss (net of tax benefit of $259 in 2025 and $163 in 2024)	(763)	(443)
Total other comprehensive loss, net of tax	(763)	(443)
Comprehensive income, net of tax	$87,446	$3,616
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Assets
Current assets
Cash and cash equivalents	$43,081	$30,472
Restricted cash and cash equivalents	29,587	15,918
Customer accounts receivable (less allowance for credit losses of $845 in 2025 and $1,337 in 2024)	59,804	47,520
Accounts receivable - affiliate	39,358	35,459
Receivable - Cleco Cajun Divestiture	103,571	—
Other accounts receivable	26,660	23,979
Unbilled revenue	51,243	44,687
Fuel inventory, at average cost	98,718	95,810
Materials and supplies, at average cost	178,912	158,976
Energy risk management assets	10,676	11,294
Accumulated deferred fuel	30,193	457
Cash surrender value of company-/trust-owned life insurance policies	62,954	61,891
Prepayments	56,691	27,685
Regulatory assets	50,458	295,125
Other current assets	3,652	—
Total current assets	845,558	849,273
Property, plant, and equipment
Property, plant, and equipment	5,160,525	4,991,574
Accumulated depreciation	(1,135,160)	(1,050,376)
Net property, plant, and equipment	4,025,365	3,941,198
Construction work in progress	105,862	138,040
Total property, plant, and equipment, net	4,131,227	4,079,238
Equity investment in investee	1,916	1,916
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	13,869	14,905
Restricted cash and cash equivalents	139,210	116,493
Regulatory assets - deferred taxes, net	14,312	2,008
Regulatory assets	300,080	308,833
Intangible asset - Storm Recovery Property	378,488	384,908
Intangible asset - Energy Transition Property	296,073	—
Intangible asset - other	7,380	7,751
Energy risk management assets	3,069	—
Receivable - Cleco Cajun Divestiture	—	98,153
Other deferred charges	9,544	15,331
Total assets	$7,631,523	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
(Continued on next page)
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$135,000	$120,000
Long-term debt due within one year	456,801	264,934
Accounts payable	125,067	125,483
Accounts payable - affiliate	21,330	21,368
Customer deposits	58,863	58,002
Provision for customer refund	20,423	20,510
Taxes payable	77,439	59,629
Interest accrued	24,273	19,919
Regulatory liabilities	9,595	8,327
Deferred compensation	17,759	17,013
Postretirement benefit obligations	13,864	26,439
Energy transition reserve	7,691	—
Other current liabilities	19,379	29,821
Total current liabilities	987,484	771,445
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	786,746	748,246
Postretirement benefit obligations	160,675	166,702
Regulatory liabilities	—	1,500
Energy transition reserve	32,151	—
Storm reserve	67,633	76,178
Asset retirement obligations	13,540	13,450
Operating lease liabilities	11,796	12,788
Provision for customer refund	19,896	19,896
Customer advances for construction	24,484	27,440
Credit deposits	7,750	14,750
Other deferred credits	23,644	31,154
Total long-term liabilities and deferred credits	1,148,315	1,112,104
Long-term debt, net	2,567,264	2,645,043
Total liabilities	4,703,063	4,528,592
Commitments and contingencies (Note 14)
Member’s equity	2,928,460	2,841,014
Total liabilities and member’s equity	$7,631,523	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Operating activities
Net income	$88,209	$4,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	107,028	155,392
Electric customer credits	—	1,300
Unearned compensation expense	11,656	13,694
Allowance for equity funds used during construction	(1,434)	(780)
Loss on energy risk management assets and liabilities, net	—	5,276
Loss on Cleco Cajun Divestiture	—	44,951
Deferred income taxes	26,456	(41,878)
Cash surrender value of company/trust-owned life insurance	(1,165)	(1,537)
Derecognition of previously deferred Project Diamond Vault costs	—	10,336
Changes in assets and liabilities
Accounts receivable	(14,127)	24,916
Accounts receivable, affiliate	(3,813)	(3,740)
Unbilled revenue	(6,556)	(3,065)
Fuel inventory and materials and supplies	(22,844)	(40,862)
Prepayments	(20,181)	1,474
Accounts payable	(925)	(4,466)
Customer deposits	760	802
Postretirement benefit obligations	(19,624)	(1,599)
Regulatory assets and liabilities, net	(11,522)	674
Asset retirement obligation	(1,205)	(2,144)
Deferred fuel recoveries	(19,872)	(7,130)
Other deferred accounts	(4,967)	(2,043)
Taxes accrued	16,426	81,062
Interest accrued	4,354	(1,313)
Energy risk management assets and liabilities, net	(8,466)	(10,990)
Storm reserve	(9,909)	(10,470)
Incentive compensation payable	(35,496)	(34,388)
Other operating	(5,737)	(1,473)
Net cash provided by operating activities	67,046	176,058
Investing activities
Additions to property, plant, and equipment	(141,470)	(123,812)
Customer advances for construction	1,236	8,527
Refunds of customer advances for construction	(3,074)	—
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	—	463,769
Other investing	703	1,489
Net cash (used in) provided by investing activities	(142,605)	349,973
Financing activities
Draws on revolving credit facilities	145,000	22,000
Payments on revolving credit facilities	(130,000)	(132,000)
Issuances of long-term debt	305,000	16,599
Repayment of long-term debt	(183,135)	(256,143)
Payment of financing costs	(5,311)	—
Credit deposits	—	7,750
Refund of credit deposit	(7,000)	—
Distributions to member	—	(20,000)
Other financing	—	(911)
Net cash provided by (used in) financing activities	124,554	(362,705)
The accompanying notes are an integral part of the condensed consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025		2024
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	48,995		163,326
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	162,883	(1)	256,067
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$211,878	(2)	$419,393

Supplementary cash flow information
Interest paid, net of amount capitalized	$67,675		$83,259
Income taxes paid	$3,959		$1,855
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,495		$8,843
(1) Includes cash and cash equivalents of $30,472, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,493.
(2) Includes cash and cash equivalents of $43,081, current restricted cash and cash equivalents of $29,587, and non-current restricted cash and cash equivalents of $139,210.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2025				FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$429,734	$(3,066)	$2,880,944	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	47,897	—	47,897	—	88,209	—	88,209
Other comprehensive loss, net of tax	—	—	(381)	(381)	—	—	(763)	(763)
Balances, end of period	$2,454,276	$477,631	$(3,447)	$2,928,460	$2,454,276	$477,631	$(3,447)	$2,928,460

	FOR THE THREE MONTHS ENDED JUNE 30, 2024				FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$366,778	$(5,411)	$2,815,643	$2,454,276	$424,009	$(5,112)	$2,873,173
Net income	—	61,290	—	61,290	—	4,059	—	4,059
Distributions to member	—	(20,000)	—	(20,000)	—	(20,000)	—	(20,000)
Other comprehensive loss, net of tax	—	—	(144)	(144)	—	—	(443)	(443)
Balances, end of period	$2,454,276	$408,068	$(5,555)	$2,856,789	$2,454,276	$408,068	$(5,555)	$2,856,789
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$289,838	$229,356
Other operations	30,381	22,382
Affiliate revenue	245	1,522
Gross operating revenue	320,464	253,260
Electric customer credits	—	(548)
Operating revenue, net	320,464	252,712
Operating expenses
Fuel used for electric generation	51,066	41,789
Purchased power	50,930	28,083
Other operations and maintenance	62,611	59,636
Depreciation and amortization	51,048	46,753
Taxes other than income taxes	13,825	13,475
Total operating expenses	229,480	189,736
Operating income	90,984	62,976
Interest income	1,435	904
Allowance for equity funds used during construction	902	646
Other income (expense), net	642	(10,552)
Interest charges
Interest charges, net	27,242	25,480
Allowance for borrowed funds used during construction	(993)	(364)
Total interest charges	26,249	25,116
Income before income taxes	67,714	28,858
Federal and state income tax expense	12,563	2,072
Net income	$55,151	$26,786
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$55,151	$26,786
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $52 in 2025 and $59 in 2024)	154	161
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2025 and $23 in 2024)	63	62
Total other comprehensive income, net of income tax	217	223
Comprehensive income, net of tax	$55,368	$27,009
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$559,966	$483,150
Other operations	53,837	49,599
Affiliate revenue	490	10,391
Gross operating revenue	614,293	543,140
Electric customer credits	—	(2,395)
Operating revenue, net	614,293	540,745
Operating expenses
Fuel used for electric generation	106,580	111,580
Purchased power	86,125	65,875
Other operations and maintenance	120,517	116,430
Depreciation and amortization	98,831	140,757
Taxes other than income taxes	29,443	29,121
Total operating expenses	441,496	463,763
Operating income	172,797	76,982
Interest income	6,026	2,192
Allowance for equity funds used during construction	1,434	780
Equity income from investee before income tax	—	674
Other income (expense), net	291	(10,779)
Interest charges
Interest charges, net	53,684	50,994
Allowance for borrowed funds used during construction	(1,750)	(2,395)
Total interest charges	51,934	48,599
Income before income taxes	128,614	21,250
Federal and state income tax expense	24,446	1,112
Net income	$104,168	$20,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$104,168	$20,138
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $104 in 2025 and $129 in 2024)	309	351
Amortization of interest rate derivatives to earnings (net of tax expense of $44 in 2025 and $46 in 2024)	127	126
Total other comprehensive income, net of tax	436	477
Comprehensive income, net of tax	$104,604	$20,615
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Assets
Utility plant and equipment
Property, plant, and equipment	$6,278,873	$6,113,217
Accumulated depreciation	(2,427,721)	(2,348,169)
Net property, plant, and equipment	3,851,152	3,765,048
Construction work in progress	105,655	136,217
Total utility plant and equipment, net	3,956,807	3,901,265
Current assets
Cash and cash equivalents	39,465	23,714
Restricted cash and cash equivalents	29,587	15,918
Customer accounts receivable (less allowance for credit losses of $845 in 2025 and $1,337 in 2024)	59,804	47,520
Accounts receivable - affiliate	8	1,174
Other accounts receivable	26,615	23,233
Unbilled revenue	51,243	44,687
Fuel inventory, at average cost	98,718	95,810
Materials and supplies, at average cost	178,912	158,976
Energy risk management assets	10,676	11,294
Accumulated deferred fuel	30,193	457
Cash surrender value of company-owned life insurance policies	9,264	10,123
Prepayments	52,050	23,524
Regulatory assets	42,843	287,390
Other current assets	4,612	—
Total current assets	633,990	743,820
Equity investment in investee	1,916	1,916
Operating lease right of use assets	13,869	14,905
Restricted cash and cash equivalents	139,185	116,469
Regulatory assets - deferred taxes, net	14,312	2,008
Regulatory assets	205,199	209,028
Intangible asset - Storm Recovery Property	378,488	384,908
Intangible asset - Energy Transition Property	296,073	—
Energy risk management assets	3,069	—
Other deferred charges	8,795	14,450
Total assets	$5,651,703	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024

Liabilities and member’s equity
Member’s equity	$2,212,011	$2,107,407
Long-term debt, net	1,831,958	1,546,624
Total capitalization	4,043,969	3,654,031
Current liabilities
Short-term debt	85,000	110,000
Long-term debt due within one year	97,098	264,934
Accounts payable	116,743	110,361
Accounts payable - affiliate	8,950	11,389
Customer deposits	58,863	58,002
Provision for customer refund	20,423	20,510
Taxes payable	41,245	13,422
Interest accrued	16,074	11,781
Regulatory liabilities	9,595	8,327
Postretirement benefit obligations	9,127	21,701
Energy transition reserve	7,691	—
Other current liabilities	13,546	17,387
Total current liabilities	484,355	647,814
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	823,186	788,016
Postretirement benefit obligations	103,901	109,464
Regulatory liabilities	—	1,500
Energy transition reserve	32,151	—
Storm reserve	67,633	76,178
Asset retirement obligations	12,740	13,450
Operating lease liabilities	11,796	12,788
Provision for customer refund	19,896	19,896
Customer advances for construction	24,484	27,440
Credit deposits	7,750	14,750
Other deferred credits	19,842	23,442
Total long-term liabilities and deferred credits	1,123,379	1,086,924
Total liabilities and member’s equity	$5,651,703	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025		2024
Operating activities
Net income	$104,168		$20,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	101,824		143,524
Electric customer credits	—		1,300
Unearned compensation expense	9,139		6,519
Allowance for equity funds used during construction	(1,434)		(780)
Deferred income taxes	22,719		(10,921)
Derecognition of previously deferred Project Diamond Vault costs	—		10,336
Changes in assets and liabilities
Accounts receivable	(14,418)		6,011
Accounts receivable - affiliate	(194)		2,338
Unbilled revenue	(6,556)		(3,065)
Fuel inventory and materials and supplies	(22,844)		(16,982)
Prepayments	(19,739)		5,507
Accounts payable	447		(2,886)
Accounts payable - affiliate	(664)		(1,167)
Customer deposits	760		802
Postretirement benefit obligations	(18,269)		(681)
Regulatory assets and liabilities, net	(12,516)		(320)
Asset retirement obligation	(1,205)		(2,139)
Deferred fuel recoveries	(19,872)		(7,130)
Other deferred accounts	97		1,504
Taxes accrued	26,438		34,828
Interest accrued	4,293		(75)
Energy risk management assets and liabilities, net	(8,466)		(10,990)
Storm reserve	(9,909)		(10,470)
Incentive compensation payable	(18,278)		(9,462)
Other operating	(5,374)		(4,478)
Net cash provided by operating activities	110,147		151,261
Investing activities
Additions to property, plant, and equipment	(141,430)		(120,378)
Customer advances for construction	1,236		8,527
Refunds of customer advances for construction	(3,074)		—
Other investing	703		1,489
Net cash used in investing activities	(142,565)		(110,362)
Financing activities
Draws on revolving credit facility	105,000		—
Payments on revolving credit facility	(130,000)		—
Issuances of long-term debt	305,000		16,599
Repayment of long-term debt	(183,135)		(24,443)
Payment of financing costs	(5,311)		—
Credit deposits	—		7,750
Refund of credit deposit	(7,000)		—
Distributions to member	—		(40,000)
Other financing	—		(911)
Net cash provided by (used in) financing activities	84,554		(41,005)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	52,136		(106)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	156,101	(1)	178,578
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$208,237	(2)	$178,472
(1) Includes cash and cash equivalents of $23,714, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,469.
(2) Includes cash and cash equivalents of $39,465, current restricted cash and cash equivalents of $29,587, and non-current restricted cash and cash equivalents of $139,185.

The accompanying notes are an integral part of the condensed consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Supplementary cash flow information
Interest paid, net of amount capitalized	$46,347	$48,540
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,477	$8,798
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,166,523	$(9,880)	$2,156,643	$2,117,506	$(10,099)	$2,107,407
Net income	55,151	—	55,151	104,168	—	104,168
Other comprehensive income, net of tax	—	217	217	—	436	436
Balances, end of period	$2,221,674	$(9,663)	$2,212,011	$2,221,674	$(9,663)	$2,212,011

	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,026,940	$(10,097)	$2,016,843	$2,073,588	$(10,351)	$2,063,237
Net income	26,786	—	26,786	20,138	—	20,138
Distributions to member	—	—	—	(40,000)	—	(40,000)
Other comprehensive income, net of tax	—	223	223	—	477	477
Balances, end of period	$2,053,726	$(9,874)	$2,043,852	$2,053,726	$(9,874)	$2,043,852
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Revision of Previously Issued Financial Information
In the second quarter of 2025, Cleco identified errors in its previously filed consolidated annual and interim financial statements. Specifically, management identified errors (collectively, the “Q2 2025 CF Errors”) in the Consolidated Statements of Cash Flows included in the previously filed consolidated financial statements of Cleco and Cleco Power for the years ended December 31, 2024, 2023, and 2022 and interim periods in 2025 and 2024.
Management assessed the materiality of the Q2 2025 CF Errors on the previously filed consolidated financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the Q2 2025 CF Errors were not material to the prior period financial statements, individually or in the aggregate; however, for comparability purposes, the comparative amounts presented in the second quarter 2025 Form 10-Q have been revised.
The Q2 2025 CF Errors primarily relate to an error in the classification of accrued capital expenditures in the Consolidated Statements of Cash Flows, which resulted in errors to the Net cash provided by operating activities and Net cash provided by (used in) investing activities lines. The revisions to the comparative amounts presented in the second quarter 2025 Form 10-Q also reflect correction of other immaterial errors included in the previously filed financial statements. Additionally, the revisions had no impact on the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in member’s equity, or notes to the financial statements included in the previously filed financial statements.
A summary of the revisions to the previously filed consolidated financial statements is shown below.

	CLECO			CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31, 2025			FOR THE THREE MONTHS ENDED MARCH 31, 2025
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$435	$5,111	$5,546	$1,317	$3,356	$4,673
Accounts receivable	$(710)	$1,342	$632	$(997)	$1,342	$345
Customer deposits	$1,749	$(1,342)	$407	$1,749	$(1,342)	$407
Other deferred accounts	$(19,419)	$12,875	$(6,544)	$(7,542)	$3,545	$(3,997)
Accounts payable	$(9,105)	$(3,014)	$(12,119)	$(1,338)	$(1,870)	$(3,208)
Taxes accrued	$7,226	$(494)	$6,732	$13,975	$(77)	$13,898
Other operating	$(5,892)	$(13,666)	$(19,558)	$(6,365)	$(4,142)	$(10,507)
Net cash provided by operating activities	$54,442	$812	$55,254	$76,340	$812	$77,152

Additions to property, plant, and equipment	$(68,289)	$(812)	$(69,101)	$(67,832)	$(812)	$(68,644)
Customer advances for construction	$900	$—	$900	$900	$—	$900
Net cash used in investing activities	$(70,166)	$(812)	$(70,978)	$(69,709)	$(812)	$(70,521)

Accrued additions to property, plant, and equipment	$3,466	$5,648	$9,114	$3,449	$5,648	$9,097

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DECEMBER 31, 2024			FOR THE YEAR ENDED DECEMBER 31, 2024
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$8,774	$30,170	$38,944	$1,867	$17,043	$18,910
Accounts receivable	$20,319	$6,393	$26,712	$(1,377)	$6,393	$5,016
Customer deposits	$7,654	$(6,393)	$1,261	$7,654	$(6,393)	$1,261
Other deferred accounts	$2,943	$(10,065)	$(7,122)	$10,564	$(9,434)	$1,130
Accounts payable	$(11,856)	$(27,563)	$(39,419)	$(5,295)	$(17,664)	$(22,959)
Taxes accrued	$39,010	$626	$39,636	$(11,845)	$101	$(11,744)
Other operating	$(1,079)	$(4,254)	$(5,333)	$2,229	$(1,132)	$1,097
Net cash provided by operating activities	$296,805	$(11,086)	$285,719	$270,585	$(11,086)	$259,499

Additions to property, plant, and equipment	$(259,525)	$(14,722)	$(274,247)	$(255,336)	$(14,722)	$(270,058)
Customer advances for construction	$—	$18,058	$18,058	$—	$18,058	$18,058
Net cash provided by (used in) investing activities	$217,239	$3,336	$220,575	$(242,341)	$3,336	$(239,005)

Credit deposits	$—	$7,750	$7,750	$—	$7,750	$7,750
Net cash used in financing activities	$(607,228)	$7,750	$(599,478)	$(50,721)	$7,750	$(42,971)

Accrued additions to property, plant, and equipment	$5,010	$6,460	$11,470	$5,010	$6,460	$11,470

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

	CLECO			CLECO POWER
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$5,875	$23,588	$29,463	$1,236	$13,101	$14,337
Accounts receivable	$1,612	$4,896	$6,508	$(17,405)	$4,896	$(12,509)
Customer deposits	$5,768	$(4,896)	$872	$5,768	$(4,896)	$872
Other deferred accounts	$(10,824)	$(9,623)	$(20,447)	$(5,128)	$(9,082)	$(14,210)
Accounts payable	$(30,560)	$(18,514)	$(49,074)	$(20,575)	$(10,540)	$(31,115)
Taxes accrued	$60,424	$526	$60,950	$23,473	$81	$23,554
Other operating	$(12,684)	$(3,398)	$(16,082)	$(2,030)	$(981)	$(3,011)
Net cash provided by operating activities	$265,136	$(7,421)	$257,715	$248,855	$(7,421)	$241,434

Additions to property, plant, and equipment	$(172,513)	$(18,163)	$(190,676)	$(168,528)	$(18,163)	$(186,691)
Customer advances for construction	$—	$17,834	$17,834	$—	$17,834	$17,834
Net cash provided by (used in) investing activities	$293,291	$(329)	$292,962	$(166,493)	$(329)	$(166,822)

Credit deposits	$—	$7,750	$7,750	$—	$7,750	$7,750
Net cash used in financing activities	$(439,911)	$7,750	$(432,161)	$(85,706)	$7,750	$(77,956)

Accrued additions to property, plant, and equipment	$4,488	$3,044	$7,532	$4,486	$3,044	$7,530

	CLECO			CLECO POWER
	FOR THE SIX MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$3,685	$10,009	$13,694	$—	$6,519	$6,519
Accounts receivable	$21,816	$3,100	$24,916	$2,911	$3,100	$6,011
Customer deposits	$3,902	$(3,100)	$802	$3,902	$(3,100)	$802
Other deferred accounts(1)	$(3,236)	$(9,277)	$(12,513)	$(694)	$(8,272)	$(8,966)
Accounts payable(2)	$(20,239)	$(10,451)	$(30,690)	$(5,019)	$(5,811)	$(10,830)
Taxes accrued	$80,585	$477	$81,062	$34,900	$(72)	$34,828
Other operating(3)	$(10,409)	$262	$(10,147)	$(6,163)	$(1,344)	$(7,507)
Net cash provided by operating activities	$185,038	$(8,980)	$176,058	$160,241	$(8,980)	$151,261

Additions to property, plant, and equipment	$(116,515)	$(7,297)	$(123,812)	$(113,081)	$(7,297)	$(120,378)
Customer advances for construction	$—	$8,527	$8,527	$—	$8,527	$8,527
Net cash provided by (used in) investing activities	$348,743	$1,230	$349,973	$(111,592)	$1,230	$(110,362)

Credit deposits	$—	$7,750	$7,750	$—	$7,750	$7,750
Net cash used in financing activities	$(370,455)	$7,750	$(362,705)	$(48,755)	$7,750	$(41,005)

Accrued additions to property, plant, and equipment	$4,131	$4,712	$8,843	$4,086	$4,712	$8,798
Amounts presented as revised differ from those in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited) — Cleco — Condensed Consolidated Statements of Cash Flows (Unaudited)” and “— Cleco Power — Condensed Consolidated Statements of Cash Flows (Unaudited)” due to the following:
(1) For Cleco and Cleco Power, includes $10.4 million previously reported in Other deferred accounts that was reclassified to Storm reserves.
(2) For Cleco, includes $26.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $7.9 million that was reclassified to Incentive compensation payable.
(3) For Cleco, includes $0.5 million previously reported in Provision for credit losses and $8.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $0.5 million previously reported in Provision for credit losses, $1.5 million that was reclassified to Incentive compensation payable, $0.7 million previously reported in Postretirement benefit obligations, and $0.3 million previously reported in Regulatory assets.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DECEMBER 31, 2023			FOR THE YEAR ENDED DECEMBER 31, 2023
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$10,102	$26,254	$36,356	$1,661	$15,378	$17,039
Accounts receivable	$8,112	$6,680	$14,792	$18,044	$6,680	$24,724
Customer deposits	$5,311	$(6,680)	$(1,369)	$5,311	$(6,680)	$(1,369)
Other deferred accounts	$(1,632)	$(9,337)	$(10,969)	$4,441	$(8,106)	$(3,665)
Accounts payable	$(37,827)	$(22,513)	$(60,340)	$(19,185)	$(12,620)	$(31,805)
Taxes accrued	$225	$293	$518	$6,567	$40	$6,607
Other operating	$874	$—	$874	$417	$—	$417
Net cash provided by operating activities	$421,192	$(5,302)	$415,890	$399,943	$(5,308)	$394,635

Additions to property, plant, and equipment	$(230,238)	$(33,586)	$(263,824)	$(220,982)	$(33,580)	$(254,562)
Customer advances for construction	$—	$31,888	$31,888	$—	$31,888	$31,888
Net cash used in investing activities	$(227,816)	$(1,698)	$(229,514)	$(218,657)	$(1,692)	$(220,349)

Credit deposits	$—	$7,000	$7,000	$—	$7,000	$7,000
Net cash used in financing activities	$(128,881)	$7,000	$(121,881)	$(150,352)	$7,000	$(143,352)

Accrued additions to property, plant, and equipment	$5,052	$3,481	$8,533	$4,196	$3,481	$7,677

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DECEMBER 31, 2022			FOR THE YEAR ENDED DECEMBER 31, 2022
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$5,502	$12,518	$18,020	$—	$5,258	$5,258
Accounts receivable	$(61,848)	$8,804	$(53,044)	$(48,353)	$8,804	$(39,549)
Customer deposits	$6,778	$(8,804)	$(2,026)	$6,778	$(8,804)	$(2,026)
Other deferred accounts	$(7,333)	$3,913	$(3,420)	$(2,281)	$599	$(1,682)
Accounts payable	$20,711	$(7,074)	$13,637	$(854)	$(108)	$(962)
Taxes accrued	$11,337	$364	$11,701	$9,704	$80	$9,784
Other operating	$(8,205)	$(5,450)	$(13,655)	$(5,148)	$(1,556)	$(6,704)
Net cash provided by operating activities	$344,912	$4,272	$349,184	$274,265	$4,272	$278,537

Additions to property, plant, and equipment	$(236,767)	$(11,924)	$(248,691)	$(228,940)	$(11,924)	$(240,864)
Customer advances for construction	$—	$7,652	$7,652	$—	$7,652	$7,652
Net cash used in investing activities	$(193,257)	$(4,272)	$(197,529)	$(220,693)	$(4,272)	$(224,965)

Accrued additions to property, plant, and equipment	$10,247	$5,020	$15,267	$9,954	$5,020	$14,974

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$21,896	$15,918
Cleco Securitization II Dolet Hills plant and mine retirement costs	7,691	—
Total current	29,587	15,918
Non-current
Cleco Securitization II Dolet Hills plant and mine retirement costs	32,538	1
Diversified Lands’ mitigation escrow	25	24
Cleco Power’s future storm restoration costs	106,647	116,468
Total non-current	139,210	116,493
Total restricted cash and cash equivalents	$168,797	$132,411

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$21,896	$15,918
Cleco Securitization II Dolet Hills plant and mine retirement costs	7,691	—
Total current	29,587	15,918
Non-current
Cleco Securitization II Dolet Hills plant and mine retirement costs	32,538	1
Future storm restoration costs	106,647	116,468
Total non-current	139,185	116,469
Total restricted cash and cash equivalents	$168,772	$132,387

On October 8, 2024, Cleco Power made a filing with the LPSC seeking approval to withdraw storm restoration costs associated with the April 2024 storm, as well as costs associated with other storm events that occurred since December 2022, from the storm reserve. In June 2025, Cleco Power received LPSC approval to withdraw $12.3 million from the storm reserve. Management anticipates filing an additional application seeking approval for withdrawal of the accumulated restoration costs for Hurricane Francine, as well as other storms that occurred in 2024, from the storm reserve in 2025. At June 30, 2025, Cleco Power had $37.8 million of accumulated storm restoration costs that are probable of recovery from the storm reserve, pending approval by the LPSC. For more information about these accumulated storm restoration costs, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserve.”
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

Related Party Transactions
Cleco Power evaluates relationships and transactions to determine whether they involve related parties in accordance with applicable state and federal regulations, as well as GAAP. A related party relationship exists when one party significantly influences the management or operating policies of the other, or when the parties are subject to common control or ownership, among other things as described in Cleco’s policies and procedures.
MAM holds an ownership interest in Cleco Power through its investment in Cleco Holdings.
Cleco Power entered into a long-term agreement with a third party, DESRI, in July 2022 to purchase the output and associated attributes of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana, with commercial operation expected to commence in the fourth quarter of 2026. In January 2025, MAM completed a significant minority investment in DESRI, establishing DESRI as a related party to Cleco Power.
As of June 30, 2025, Cleco Power has not incurred any costs under the agreement. The project remains in development, and no payments or capital expenditures have been made to date. Cleco Power will disclose and quantify any future financial activity under the agreement as it occurs.

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
Cleco’s credit losses at June 30, 2025, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$845	$1,638	$2,483	$1,337	$1,638	$2,975
Current period provision	476	—	476	381	—	381
Charge-offs	(688)	—	(688)	(1,350)	—	(1,350)
Recovery	212	—	212	477	—	477
Balances, June 30, 2025	$845	$1,638	$2,483	$845	$1,638	$2,483

	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,822	$1,638	$3,460	$3,012	$1,638	$4,650
Current period provision	368	—	368	510	—	510
Charge-offs	(1,098)	—	(1,098)	(2,761)	—	(2,761)
Recovery	276	—	276	607	—	607
Balances, June 30, 2024	$1,368	$1,638	$3,006	$1,368	$1,638	$3,006

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$845	$1,337
Current period provision	476	381
Charge-offs	(688)	(1,350)
Recovery	212	477
Balances, June 30, 2025	$845	$845

	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,822	$3,012
Current period provision	368	510
Charge-offs	(1,098)	(2,761)
Recovery	276	607
Balances, June 30, 2024	$1,368	$1,368

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
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. After all working capital adjustments were finalized, Cleco incurred a cumulative loss related to the Cleco Cajun Divestiture of $216.7 million. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also, in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million by June 2026, which is not contingent upon the post-divestiture performance of the divested business. This receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on Cleco’s Condensed Consolidated Balance Sheet. In connection with the sale, Cleco entered into an other services agreement and a transition services agreement to provide certain services to the Cleco Cajun Purchasers for up to twelve months. During the fourth quarter of 2024, the transition services agreement was terminated. The term of the other services agreement was extended to August 31, 2025.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, the remaining $66.7 million of that debt was paid and this LPSC commitment was satisfied. Interest expense on that debt was included in discontinued operations.
The following table presents the amounts that were reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024:

(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2024
Operating revenue, net
Electric operations	$78,727	$207,555
Other operations	19,458	50,992
Operating revenue, net	98,185	258,547
Operating expenses
Fuel used for electric generation	5,860	21,056
Purchased power	31,095	93,035
Other operations and maintenance	14,300	37,591
Depreciation and amortization	3,915	4,271
Total operating expenses	55,170	155,953
Operating income	43,015	102,594
Other income, net	113	239
Interest, net	662	582
Loss - Cleco Cajun Divestiture(1)	(27,951)	(44,951)
Income from discontinued operations before income taxes	15,839	58,464
Federal and state income tax expense	3,129	13,792
Income from discontinued operations, net of income taxes	$12,710	$44,672
(1) This line item represents the loss on the classification as held for sale until the closing of the Cleco Cajun Divestiture. After the closing of the Cleco Cajun Divestiture, this line item represents the loss on the sale of the Cleco Cajun Sale Group.

Cleco elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
operations related to the Cleco Cajun Sale Group for the six months ended June 30, 2024:

(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2024
Net cash used in operating activities - discontinued operations	$(982)
Net cash used in investing activities - discontinued operations	$(3,118)

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and six months ended June 30, 2025, and 2024 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$131,252		$—		$—	$131,252
Commercial(1)	85,209		—		—	85,209
Industrial(1)	47,816		—		—	47,816
Other retail(1)	4,715		—		—	4,715
Total retail revenue	268,992		—		—	268,992
Wholesale, net	17,756	(1)	(186)	(2)	—	17,570
Transmission	10,112		—		—	10,112
Other	4,289		—		(10)	4,279
Affiliate(3)	245		16,594		(16,839)	—
Total revenue from contracts with customers	301,394		16,408		(16,849)	300,953
Revenue unrelated to contracts with customers
Securitization	15,981		—		—	15,981
Other	3,089	(4)	1,738	(5)	—	4,827
Total revenue unrelated to contracts with customers	19,070		1,738		—	20,808
Operating revenue, net	$320,464		$18,146		$(16,849)	$321,761
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE THREE MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$103,426		$—		$—	$103,426
Commercial(1)	67,582		—		—	67,582
Industrial(1)	35,870		—		—	35,870
Other retail(1)	3,618		—		—	3,618
Electric customer credits	(548)		—		—	(548)
Total retail revenue	209,948		—		—	209,948
Wholesale, net	18,078	(1)	(186)	(2)	—	17,892
Transmission	9,458		—		—	9,458
Other	5,118		—		—	5,118
Affiliate(3)	1,522		27,756		(29,278)	—
Total revenue from contracts with customers	244,124		27,570		(29,278)	242,416
Revenue unrelated to contracts with customers
Securitization	7,806		—		—	7,806
Other	782	(4)	1,181	(5)	—	1,963
Total revenue unrelated to contracts with customers	8,588		1,181		—	9,769
Operating revenue, net	$252,712		$28,751		$(29,278)	$252,185
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$245,906		$—		$—	$245,906
Commercial(1)	166,313		—		—	166,313
Industrial(1)	95,844		—		—	95,844
Other retail(1)	9,223		—		—	9,223
Total retail revenue	517,286		—		—	517,286
Wholesale, net	38,620	(1)	(372)	(2)	—	38,248
Transmission, net	21,036		—		—	21,036
Other	8,836		—		(19)	8,817
Affiliate(3)	490		37,425		(37,915)	—
Total revenue from contracts with customers	586,268		37,053		(37,934)	585,387
Revenue unrelated to contracts with customers
Securitization	23,965		—		—	23,965
Other	4,060	(4)	3,593	(5)	—	7,653
Total revenue unrelated to contracts with customers	28,025		3,593		—	31,618
Operating revenue, net	$614,293		$40,646		$(37,934)	$617,005
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$195,438		$—		$—	$195,438
Commercial(1)	135,728		—		—	135,728
Industrial(1)	75,271		—		—	75,271
Other retail(1)	7,350		—		—	7,350
Electric customer credits	(2,395)		—		—	(2,395)
Total retail revenue	411,392		—		—	411,392
Wholesale, net	67,933	(1)	(2,509)	(2)	—	65,424
Transmission, net	23,352		—		—	23,352
Other	10,367		—		—	10,367
Affiliate(3)	10,391		57,423		(67,814)	—
Total revenue from contracts with customers	523,435		54,914		(67,814)	510,535
Revenue unrelated to contracts with customers
Securitization	15,880		—		—	15,880
Other	1,430	(4)	1,182	(5)	—	2,612
Total revenue unrelated to contracts with customers	17,310		1,182		—	18,492
Operating revenue, net	$540,745		$56,096		$(67,814)	$529,027
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power estimates these regulatory assets are probable of full recovery. If in the future, as a result of regulatory changes, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry, or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Regulatory assets
Acadia Unit 1 acquisition costs	$1,543	$1,596	14.5
Accumulated deferred fuel(1)	30,193	457	Various	(2)
Affordability study	8,270	8,959	6
AFUDC equity gross-up	55,736	57,284	Various	(3)
AMI deferred revenue requirement	136	409	0.75
AROs(4)	11,894	11,073
Coughlin transaction costs	738	753	24
COVID-19 executive order	2,818	3,372	2
Deferred lignite and mine closure costs and Dolet Hills Power Station closure costs	—	258,951
Deferred taxes, net	14,312	2,008	Various	(2)
Dolet Hills carrying charge(4)	8,278	4,729
Financing costs(1)	5,532	5,717	Various	(5)
Interest costs	2,587	2,712	Various	(3)
Madison Unit 3 property taxes	14,912	14,196	Various	(6)
Non-service cost of postretirement benefits	13,634	14,057	Various	(3)
Postretirement costs	58,089	58,089	Various	(7)
Production operations and maintenance expenses	2,884	4,939	Various	(8)
Rodemacher Unit 2 deferred costs(4)	31,396	27,265
Solar development costs(4)	2,122	2,122
St. Mary Clean Energy Center	—	870
Training costs	5,385	5,462	34.5
Tree trimming costs	—	943
Other	22,088	12,920	Various	(2)
Total regulatory assets	292,547	498,883
Regulatory liabilities
Deferred taxes, net	(6,357)	(6,827)	Various	(2)
Energy transition reserve(9)	(39,842)	—
Interest earned on energy transition reserve(9)	(238)	—
Residential revenue decoupling(9)	(3,000)	(3,000)
Storm reserve	(67,633)	(76,178)
Total regulatory liabilities	(117,070)	(86,005)
Total regulatory assets, net	$175,477	$412,878
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2025, and December 31, 2024. All other assets are earning a return on investment.
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
(8) Deferral is recovered over the following three-year regulatory period.
(9) Currently not in a refund period.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Total Cleco Power regulatory assets, net	$175,477	$412,878
2016 Merger adjustments(1)
Fair value of long-term debt	86,241	89,941
Postretirement costs	6,467	7,461
Financing costs	6,045	6,217
Debt issuance costs	3,743	3,921
Total Cleco regulatory assets, net	$277,973	$520,418
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all fuel charges. As of June 30, 2025, Accumulated deferred fuel increased $29.7 million primarily due to higher LMPs resulting from a combination of planned and unplanned generation and transmission outages within MISO. These conditions led to the MISO-issued order requiring Cleco Power and other certain load-serving entities in Louisiana to shed load on May 25, 2025. For more information on the load shed event, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”

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

Energy Transition Reserve
On March 12, 2025, in conjunction with the securitization financing and pursuant to the financing order issued by the LPSC on November 20, 2024, a newly funded energy transition reserve for reimbursement of Dolet Hills Power Station energy transition costs and for future energy transition costs was established. Any surplus that remains in the reserve after all Dolet Hills Power Station energy transition costs are prudently incurred will be refunded to Cleco Power’s retail electric customers using its IICR. In addition, Cleco Power established a regulatory liability for the interest earned on the restricted cash for the newly funded energy transition reserve. Per the financing order, Cleco Power will refund this interest annually through the IICR. For more information on the restricted cash for the energy transition reserve, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At December 31, 2024, Cleco Power had a storm reserve balance of $76.2 million, net of $43.3 million of accumulated storm restoration costs. At June 30, 2025, Cleco Power had a storm reserve balance of $67.6 million, net of $37.8 million of accumulated storm restoration costs.

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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

When available, Cleco uses observable market prices to measure fair value. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-
financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$203,069	$203,069	$—	$—	$153,972	$153,972	$—	$—
FTRs	6,067	—	—	6,067	2,084	—	—	2,084
Natural gas derivatives	7,678	—	7,678	—	9,210	—	9,210	—
Total assets	$216,814	$203,069	$7,678	$6,067	$165,266	$153,972	$9,210	$2,084
Liability description
FTRs	$281	$—	$—	$281	$256	$—	$—	$256
Natural gas derivatives	60	—	60	—	—	—	—	—
Total liabilities	$341	$—	$60	$281	$256	$—	$—	$256

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$199,644	$199,644	$—	$—	$147,648	$147,648	$—	$—
FTRs	6,067	—	—	6,067	2,084	—	—	2,084
Natural gas derivatives	7,678	—	7,678	—	9,210	—	9,210	—
Total assets	$213,389	$199,644	$7,678	$6,067	$158,942	$147,648	$9,210	$2,084
Liability description
FTRs	$281	$—	$—	$281	$256	$—	$—	$256
Natural gas derivatives	60	—	60	—	—	—	—	—
Total liabilities	$341	$—	$60	$281	$256	$—	$—	$256

Cleco has applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the six months ended June 30, 2025, and the year ended December 31, 2024, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At June 30, 2025, and December 31, 2024, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$34,272	$21,562
Current restricted cash and cash equivalents	$29,587	$15,918
Non-current restricted cash and cash equivalents	$139,210	$116,492

Cleco Power
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$30,872	$15,263
Current restricted cash and cash equivalents	$29,587	$15,918
Non-current restricted cash and cash equivalents	$139,185	$116,467

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Balances, beginning of period	$450	$446	$1,828	$2,306
Unrealized gains (losses)*	55	(154)	55	(154)
Purchases	6,487	4,282	6,489	4,249
Settlements	(1,206)	(1,026)	(2,586)	(2,853)
Balances, end of period	$5,786	$3,548	$5,786	$3,548
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for
Cleco and Cleco Power at June 30, 2025, and December 31, 2024:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at June 30, 2025	$6,067	$281	RTO auction pricing	FTR price - per MWh	$(2.62)	$9.93	$0.40
FTRs at Dec. 31, 2024	$2,084	$256	RTO auction pricing	FTR price - per MWh	$(4.39)	$8.49	$0.27
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

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,040,263	$2,886,794	$2,922,003	$2,716,251
* The carrying value of long-term debt does not include deferred issuance costs of $15.8 million at June 30, 2025, and $11.6 million at December 31, 2024.

Cleco Power
	AT JUNE 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,944,022	$1,949,740	$1,822,061	$1,800,633
* The carrying value of long-term debt does not include deferred issuance costs of $14.6 million at June 30, 2025, and $10.1 million at December 31, 2024.

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
At June 30, 2025, and December 31, 2024, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco enters into long-form contracts and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. At June 30, 2025, and December 31, 2024, both Cleco and Cleco Power held $7.8 million and $14.8 million, respectively, of cash collateral to mitigate risk with counterparties. In June 2025, Cleco Power returned $7.0 million of cash collateral to a counterparty after the counterparty provided a letter of credit that fulfilled the credit support terms of its agreement with Cleco Power. These amounts are recorded in Credit deposits on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.

Note 7 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At June 30, 2025, and December 31, 2024, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,067	$2,084
Current	Energy risk management liabilities	(281)	(256)
Natural gas derivatives
Current	Energy risk management assets	4,609	9,210
Non-current	Energy risk management assets	3,069	—
Current	Energy risk management liabilities	(60)	—
Commodity-related contracts, net		$13,404	$11,038

The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025, and 2024:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2025	2024	2025	2024
Commodity-related contracts
FTRs(1)	Electric operations	$3,100	$782	$4,135	$1,508
FTRs(1)	Purchased power	(2,522)	(827)	(3,124)	(2,198)
Natural gas derivatives(2)(3)	Fuel used for electric generation	(1,162)	(3,475)	(2,100)	(22,176)
Total		$(584)	$(3,520)	$(1,089)	$(22,866)
(1) FTRs - Unrealized Gains (Losses)
Both the three and six months ended June 30, 2025, include unrealized gains of $0.1 million. Both the three and six months ended June 30, 2024, include unrealized losses of $(0.2) million. Unrealized gains (losses) associated with FTRs are recorded through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.
(2) Natural gas derivatives - Unrealized (Losses) Gains
The three and six months ended June 30, 2025, include unrealized losses of $(12.1) million and $(4.7) million, respectively. The three and six months ended June 30, 2024, includes unrealized gains of $8.7 million and $10.1 million, respectively. Unrealized gains (losses) associated with natural gas derivatives are recorded through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.
(3) Natural gas derivatives - Realized Losses
For the three and six months ended June 30, 2025, there were no realized gains (losses) recorded. Both the three and six months ended June 30, 2024, include realized losses of $(1.5) million. Realized gains (losses) are recorded through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2025	2024	2025	2024
Commodity-related contracts
FTRs(1)	Electric operations	$3,100	$782	$4,135	$1,508
FTRs(1)	Purchased power	(2,522)	(827)	(3,124)	(2,198)
Natural gas derivatives(2)	Fuel used for electric generation	(1,162)	(7,902)	(2,100)	(15,657)
Total		$(584)	$(7,947)	$(1,089)	$(16,347)
(1) FTRs - Unrealized Gains (Losses)
Both the three and six months ended June 30, 2025, include unrealized gains of $0.1 million. Both the three and six months ended June 30, 2024, include unrealized losses of $(0.2) million. Unrealized gains (losses) associated with FTRs are recorded through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.
(2) Natural gas derivatives - Unrealized (Losses) Gains
The three and six months ended June 30, 2025, include unrealized losses of $(12.1) million and $(4.7) million, respectively. The three and six months ended June 30, 2024, includes unrealized gains of $8.7 million and $10.1 million, respectively. Unrealized gains (losses) associated with natural gas derivatives are recorded through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.
(3) Natural gas derivatives - Realized Losses
For the three and six months ended June 30, 2025, there were no realized gains (losses) recorded. Both the three and six months ended June 30, 2024, include realized losses of $(1.5) million. Realized gains (losses) are recorded through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.
The following table presents the volume of commodity-related derivative contracts outstanding at June 30, 2025, and December 31, 2024, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT JUNE 30, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs	MWh	14,630	6,720
Natural gas derivatives	MMBtus	49,391	18,595

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
On March 14, 2025, following this securitization financing, Cleco Power repaid the outstanding balance of its $125.0 million bank term loan and the outstanding balance of its $110.0 million short-term revolving credit facility. On May 1, 2025, Cleco Power elected to repay its $50.0 million GO Zone bonds.
Cleco Power’s total long-term debt due within one year as of June 30, 2025, and December 31, 2024, was as follows:

Cleco Power
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Senior notes, 3.68%, due 2025	$75,000	$75,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	—	50,000
Bank term loan, variable rate, due 2025	—	125,000
Cleco Securitization I storm recovery bonds, 4.016%	15,390	15,087
Cleco Securitization II energy transition bonds, 4.680%	6,733	—
Long-term debt due within one year	97,123	265,087
Unamortized debt issuance costs	(25)	(153)
Long-term debt due within one year, net	$97,098	$264,934

Cleco’s total long-term debt due within one year as of June 30, 2025, and December 31, 2024, was as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Total Cleco Power long-term debt due within one year, net	$97,098	$264,934
Senior notes, 3.743%, due 2026	360,000	—
Long-term debt due within one year	457,098	264,934
Unamortized debt issuance costs	(297)	—
Long-term debt due within one year, net	$456,801	$264,934

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
three and six months ended June 30, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Components of periodic benefit costs
Service cost	$966	$1,186	$1,933	$2,375
Interest cost	6,776	6,535	13,553	13,070
Expected return on plan assets	(8,291)	(7,607)	(16,584)	(15,213)
Net periodic benefit (income) cost	$(549)	$114	$(1,098)	$232

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2025 was $0.2 million and $0.5 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2024 was $0.5 million and $0.9 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at June 30, 2025, and December 31, 2024, were as follows:

(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current	$3,770	$16,344
Non-current	$64,226	$69,250
Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The non-service components of net periodic Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic Other Benefits cost for the three and six months ended June 30, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024		2025	2024
Components of periodic benefit costs
Service cost	$395	$420		$789	$899
Interest cost	586	583		1,171	1,167
Amortizations
Net loss	73	49		148	212
Net periodic benefit cost	$1,054	$1,052	$—	$2,108	$2,278

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025, was $1.0 million and $2.0 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, was $1.1 million and $2.2 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current	$5,279	$5,279
Non-current	$38,196	$38,724

Cleco Power
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current	$4,524	$4,524
Non-current	$29,628	$30,054

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended June 30, 2025, and 2024, were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Components of periodic benefit costs
Service cost	$14	$34	$29	$67
Interest cost	864	836	1,727	1,671
Amortizations
Prior period service credit	(54)	(54)	(107)	(107)
Net gain	(35)	(20)	(70)	(41)
Net periodic benefit cost	$789	$796	$1,579	$1,590

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2025, was $0.1 million, and $0.2 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, was $0.1 million and $0.2 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current	$4,815	$4,815
Non-current	$58,254	$58,728

Cleco Power
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Current	$833	$833
Non-current	$10,047	$10,160
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2025, and 2024, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
401(k) Plan expense	$2,062	$2,237	$4,971	$5,312

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended June 30, 2025, and 2024, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
401(k) Plan expense	$397	$737	$1,103	$2,338

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and six months ended June 30, 2025, and 2024:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Effective tax rate	17.3%	(284.8)%	17.8%	(4.4)%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Effective tax rate	18.6%	7.2%	19.0%	5.2%

For Cleco and Cleco Power, the effective income tax rates for the three and six months ended June 30, 2025, and 2024, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.

Tax Rate Changes
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and six months ended June 30, 2025, and 2024, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At June 30, 2025, and December 31, 2024, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

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
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statement of Income. For the three and six months ended June 30, 2025, and 2024, no penalties were recognized.

Note 11 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources.
Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to certain committees of the Boards of Managers. The reportable segment prepares budgets that are presented to and approved by the Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, discontinued operations, and Cleco Cajun’s natural gas derivatives. After the closing of the Cleco Cajun Divestiture, all of Cleco Cajun’s natural gas derivative contracts were liquidated.
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

Segment Information
FOR THE THREE MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$190,821
Fuel cost recovery revenue(1)	99,017
Other operations	30,381
Affiliate revenue	245
Operating revenue, net	$320,464
Less:
Recoverable fuel and purchased power(1)	$99,001
Non-recoverable fuel and purchased power	2,995
Other operations and maintenance(2)	62,611
Taxes other than income taxes	13,825
Other segment items(3)	(1,544)
EBITDA	$143,576
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $23.5 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$190,821	$(186)		$—	$190,635
Fuel cost recovery revenue	99,017	—		—	99,017
Other operations	30,381	1,738		(10)	32,109
Affiliate revenue	245	16,594		(16,839)	—
Operating revenue, net	$320,464	$18,146		$(16,849)	$321,761
Depreciation and amortization	$51,048	$2,343	(1)	$—	$53,391
Interest income	$1,435	$2,657		$(60)	$4,032
Interest charges	$26,249	$11,461		$(59)	$37,651
Federal and state income tax expense (benefit)	$12,563	$(2,549)		$—	$10,014
Net income (loss)	$55,151	$(7,254)		$—	$47,897
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$165,316
Fuel cost recovery revenue(1)	64,040
Other operations	22,382
Affiliate revenue	1,522
Electric customer credits	(548)
Operating revenue, net	$252,712
Less:
Recoverable fuel and purchased power(1)	64,055
Non-recoverable fuel and purchased power	5,817
Other operations and maintenance(2)	59,636
Taxes other than income taxes	13,475
Other segment items(3)	9,906
EBITDA	$99,823
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $21.4 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, changes in the cash surrender value of life insurance policies, and expenses related to Project Diamond Vault.

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$165,316	$(186)		$—	$165,130
Fuel cost recovery revenue	64,040	—		—	64,040
Other operations	22,382	1,181		—	23,563
Affiliate revenue	1,522	27,756		(29,278)	—
Electric customer credits	(548)	—		—	(548)
Operating revenue, net	$252,712	$28,751		$(29,278)	$252,185
Depreciation and amortization	$46,753	$2,249	(1)	$—	$49,002
Interest income	$904	$1,814		$(65)	$2,653
Interest charges	$25,116	$15,871		$(65)	$40,922
Federal and state income tax expense (benefit)	$2,072	$(38,028)		$—	$(35,956)
Income from continuing operations, net of income taxes	$26,786	$21,794		$—	$48,580
Income from discontinued operations, net of income taxes	—	12,710		—	12,710
Net income	$26,786	$34,504		$—	$61,290
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Segment Information
FOR THE SIX MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$373,407
Fuel cost recovery revenue(1)	186,559
Other operations	53,837
Affiliate revenue	490
Operating revenue, net	$614,293
Less:
Recoverable fuel and purchased power(1)	$186,561
Non-recoverable fuel and purchased power	6,144
Other operations and maintenance(2)	120,517
Taxes other than income taxes	29,443
Other segment items(3)	(1,725)
EBITDA	$273,353
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $46.3 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$373,407	$(372)		$—	$373,035
Fuel cost recovery revenue	186,559	—		—	186,559
Other operations	53,837	3,593		(19)	57,411
Affiliate revenue	490	37,425		(37,915)	—
Operating revenue, net	$614,293	$40,646		$(37,934)	$617,005
Depreciation and amortization	$98,831	$4,656	(2)	$—	$103,487
Interest income	$6,026	$5,362		$(223)	$11,165
Interest charges	$51,934	$22,361		$(223)	$74,072
Federal and state income tax expense (benefit)	$24,446	$(5,375)		$—	$19,071
Income (loss) from continuing operations, net of income taxes	$104,168	$(15,959)		$—	$88,209
Net income (loss)	$104,168	$(15,959)		$—	$88,209
Additions to property, plant, and equipment	$141,430	$40		$—	$141,470
Equity investment in investees(1)	$1,916	$(848,952)		$848,952	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$7,142,500	$(322,387)		$811,410	$7,631,523
(1) Balances as of June 30, 2025. (2) Includes $0.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$319,345
Fuel cost recovery revenue(1)	163,805
Other operations	49,599
Affiliate revenue	10,391
Electric customer credits	(2,395)
Operating revenue, net	$540,745
Less:
Recoverable fuel and purchased power(1)	163,843
Non-recoverable fuel and purchased power	13,612
Other operations and maintenance(2)	116,430
Taxes other than income taxes	29,121
Other segment items(3)	9,325
EBITDA	$208,414
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $42.1 million.
(3) Includes amounts for equity portions of AFUDC, equity income from investee, pension non-service costs, changes in the cash surrender value of life insurance policies, and expenses related to Project Diamond Vault.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$319,345	$(2,509)		$—	$316,836
Fuel cost recovery revenue	163,805	—		—	163,805
Other operations	49,599	1,182		—	50,781
Affiliate revenue	10,391	57,423		(67,814)	—
Electric customer credits	(2,395)	—		—	(2,395)
Operating revenue, net	$540,745	$56,096		$(67,814)	$529,027
Depreciation and amortization	$140,757	$6,619	(2)	$1	$147,377
Interest income	$2,192	$2,107		$(238)	$4,061
Interest charges	$48,599	$33,322		$(238)	$81,683
Federal and state income tax expense	$1,112	$603		$—	$1,715
Income (loss) from continuing operations, net of income taxes	$20,138	$(60,751)		$—	$(40,613)
Income from discontinued operations, net of income taxes	—	44,672		—	44,672
Net income (loss)	$20,138	$(16,079)		$—	$4,059
Additions to property, plant, and equipment	$120,378	$3,434		$—	$123,812
Equity investment in investees(1)	$1,916	$(848,952)		$848,952	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,879,566	$(286,556)		$776,596	$7,369,606
(1) Balances as of December 31, 2024. (2) Includes $2.5 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Net income	$47,897	$61,290	$88,209	$4,059
Less: income from discontinued operations, net of income taxes	—	12,710	—	44,672
Income (loss) from continuing operations, net of income taxes	47,897	48,580	88,209	(40,613)
Add: Depreciation and amortization	53,391	49,002	103,487	147,377
Less: Interest income	4,032	2,653	11,165	4,061
Add: Interest charges	37,651	40,922	74,072	81,683
Add: Federal and state income tax expense (benefit)	10,014	(35,956)	19,071	1,715
Add: Other corporate costs and noncash items(1)(2)	(1,345)	(72)	(321)	22,313
Total segment EBITDA	$143,576	$99,823	$273,353	$208,414
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

FRP
Effective July 1, 2024, and as approved by the LPSC under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. Additionally, as approved in Cleco Power’s FRP, a residential revenue decoupling mechanism was implemented through its infrastructure and IICR that provides a charge or credit to residential customers for up to $3.0 million per year of residential base revenue. Beginning July 1, 2025, Cleco Power will provide a $3.0 million credit to its residential customers over a 12-month period.
On October 31, 2024, Cleco Power filed its monitoring report for the 12-month period ending June 30, 2024, indicating no refund to Cleco Power’s retail customers. Cleco Power has received the LPSC Staff’s draft report indicating no refund and no material findings. Due to the nature of the regulatory process, management is not able to determine the timing of the approval of this report. Cleco Power anticipates filing its monitoring report for the 12-month period ending June 30, 2025, by October 31, 2025.

Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At June 30, 2025, and December 31, 2024, Cleco Power had $0.2 million and $4.0 million, respectively, recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. Cleco Power’s retail customers are continuing to receive bill credits resulting from the TCJA. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2024, all amounts for the TCJA unprotected excess ADIT had been returned to Cleco Power’s retail customers. At June 30, 2025, Cleco Power had $186.1 million accrued for the excess ADIT, of which $6.4 million is reflected in current regulatory liabilities on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

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

Cleco Securitization I
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Restricted cash - current	$14,220	$15,918
Accounts receivable - affiliate	3,113	2,996
Intangible asset - securitization	378,488	384,908
Total assets	$395,821	$403,822
Long-term debt due within one year	$15,390	$15,087
Accounts payable - affiliate	61	113
Interest accrued	5,888	5,997
Long-term debt, net	372,324	380,468
Total liabilities	393,663	401,665
Member’s equity	2,158	2,157
Total liabilities and member’s equity	$395,821	$403,822

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Operating revenue	$7,662	$7,766	$15,599	$15,802
Operating expenses	(3,167)	(3,139)	(6,644)	(6,606)
Interest income	92	116	275	343
Interest charges, net	(4,562)	(4,718)	(9,181)	(9,490)
Net income	$25	$25	$49	$49

Cleco Securitization II
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2025
Restricted cash - current	$7,676
Accounts receivable - affiliate	3,028
Intangible asset - securitization	296,073
Total assets	$306,777
Long-term debt due within one year	$6,733
Interest accrued	4,735
Long-term debt, net	292,985
Total liabilities	304,453
Member’s equity	2,324
Total liabilities and member’s equity	$306,777

The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025
Operating revenue	$8,234	$8,234
Operating expenses	(3,328)	(3,346)
Interest income	11	11
Interest charges, net	(4,016)	(4,863)
Net income	$901	$36

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2025, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,033)	(18,033)
Equity income from investee	677	677
Total equity investment in investee	$1,916	$1,916

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Oxbow’s net assets/liabilities	$3,832	$3,832
Cleco Power’s 50% equity	$1,916	$1,916
Cleco Power’s maximum exposure to loss	$1,916	$1,916

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	2025	2024	2025	2024
Operating revenue	$70	$67	$173	$251
Operating expenses	(70)	(67)	(173)	(154)
Gain on sale of property	—	—	—	1,356
Interest income	—	—	—	(97)
Income before taxes	$—	$—	$—	$1,356

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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure. This action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and mediation has been scheduled for August 2025. If mediation does not resolve these matters, a trial date has been set for March 2026.
Cleco believes all allegations made by Gulf Coast are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

Dispute with Saulsbury Industries, Inc.
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. In October 2019, Saulsbury Industries, Inc. filed a counterclaim alleging Cleco Power owed the remaining balance of the fixed contract, additional time and materials costs for an accelerated recovery attempt, and additional productivity and direct craft costs incurred during an extended delay period. Cleco Power and Saulsbury Industries, Inc. are currently participating in discovery. Cleco Power believes that it has substantial meritorious claims and defenses to the counterclaims alleged by Saulsbury Industries, Inc.

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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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

Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $10.2 million in both program years 2024 and 2023, which is subject to audit by the LPSC.
In January 2024, the LPSC voted to shift control of energy efficiency programs from the utilities to an independent, third-party administrator selected by and accountable to the LPSC. This action would remove the provision whereby utilities were allowed to recover any lost revenues associated with lower electricity sales. On April 16, 2025, the LPSC approved the termination of the independent third-party administrator of the energy efficiency program. On May 19, 2025, the LPSC voted to establish the LPSC energy efficiency program which incorporates components of the formally approved QuickStart Program and the formally approved Public Entity Program, but with modifications to conform to new rules set forth by the LPSC. The LPSC Staff and the utilities are working to modify the proposed rules and management anticipates approval of these rules in the third quarter of 2025. The new program is set to begin on January 1, 2026. Cleco Power is subject to audits for program years 2023 and thereafter.

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

MISO Load Shed Event
On May 25, 2025, MISO experienced a transmission system emergency due to multiple planned and forced generation outages as well as an ongoing forced outage on a 500 kilovolt line due to prior storm damage. MISO issued an order requiring load-serving entities, including Cleco Power, Entergy Louisiana, and Entergy New Orleans, to shed load to protect the integrity of the bulk electric system. Under MISO’s directives, Cleco Power shed load of approximately 102 MW in its service territory. This load shedding event lasted approximately two hours. Immediately following the load shed event, an after-action review of the event was initiated by the LPSC. Cleco Power has responded to the LPSC’s first set of data requests and is awaiting further action from the LPSC. Management anticipates the review and any subsequent reports from the LPSC to be completed by the end of August 2025. SERC, on behalf of NERC, has also opened a formal investigation regarding this load shed event. Cleco Power believes its response to this event was reasonable under the circumstances and does not expect to be issued a penalty.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
FERC Audits and Reviews
In 2024, FERC ruled as part of Docket EL14-12-016 that the MISO transmission owners’ base ROE should be lowered to 9.98%, with a total or maximum ROE including incentives not to exceed 12.58%. The effective date of the change was September 28, 2016, for the MISO Attachment O rates. As a result, Cleco Power estimated and recorded a potential refund of $0.5 million to be refunded in May 2026.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2025, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $10.5 million and $10.0 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of June 30, 2025, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
Cleco Power has a letter of credit to MISO pursuant to energy market requirements and Cleco Holdings has a parent guarantee on behalf of Cleco Power. These agreements automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility.
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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

Note 15 — Affiliate Transactions
At June 30, 2025, and December 31, 2024, Cleco Holdings had an affiliate receivable of $39.4 million and $35.5 million, respectively, primarily for estimated income taxes paid on behalf of Cleco Group. At June 30, 2025, and December 31, 2024, Cleco Holdings had an affiliate payable of $21.3 million and $21.4 million, respectively, to Cleco Group, primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$8	$610	$185	$318
Support Group	—	8,340	989	11,071
Total	$8	$8,950	$1,174	$11,389

Note 16 — Intangible Assets

Securitized Intangible Assets
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. On March 12, 2025, Cleco Securitization II acquired the Energy Transition Property from Cleco Power for a purchase price of $301.9 million. The Storm Recovery Property and Energy Transition Property are both classified as securitized intangible assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These securitized intangible assets are being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. At the end of their lives, these securitized intangible assets will have no residual value. Amortization expense is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three and six months ended June 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Amortization expense
Storm Recovery Property	$3,081	$3,020	$6,420	$6,347
Energy Transition Property	$3,265	$—	$3,265	$—

The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Storm Recovery Property intangible asset	$415,946	$415,946
Energy Transition Property intangible asset	$299,338	$—
Total securitized intangible assets carrying value	$715,284	$415,946
Accumulated amortization	(40,723)	(31,038)
Net securitized intangible assets subject to amortization	$674,561	$384,908

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At June 30, 2025, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization expense is recorded in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three and six months ended June 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	2025	2024
Amortization expense
Power supply agreements	$186	$186	$372	$2,509

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT JUNE 30, 2025	AT DEC. 31, 2024
Power supply agreements	$14,238	$14,238
Accumulated amortization	(6,858)	(6,487)
Net other intangible assets subject to amortization	$7,380	$7,751

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(3,066)	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(381)	(763)
Balance, June 30, 2025	$(3,447)	$(3,447)

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(5,411)	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(144)	(443)
Balance, June 30, 2024	$(5,555)	$(5,555)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,302)	$(4,578)	$(9,880)	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	154	—	154	309	—	309
Reclassification of net loss to interest charges	—	63	63	—	127	127
Balances, June 30, 2025	$(5,148)	$(4,515)	$(9,663)	$(5,148)	$(4,515)	$(9,663)

	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,365)	$(4,732)	$(10,097)	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	161	—	161	351	—	351
Reclassification of net loss to interest charges	—	62	62	—	126	126
Balances, June 30, 2024	$(5,204)	$(4,670)	$(9,874)	$(5,204)	$(4,670)	$(9,874)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2025, and 2024.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its principal operating business segment, Cleco Power. Cleco Power is a regulated electric utility company that owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 300,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana.
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

FRP
Cleco Power’s retail rates are governed by an FRP approved by the LPSC, which allows for annual adjustments based on an ROE. As of July 1, 2024, the current FRP permits a target ROE of 9.7%, with refund obligations for earnings above 10.3%. The FRP also includes a residential revenue decoupling mechanism to stabilize recovery of base revenues.
Cleco Power is required to file its next base rate case with the LPSC on or before June 30, 2026. This filing will provide an opportunity to reassess the cost structure, capital investments, and evolving customer needs, including those related to grid modernization, renewable integration, and electrification initiatives. Management is preparing for this filing, which will influence Cleco Power’s long-term regulatory and financial direction.

ESG
Cleco is accelerating its efforts to address environmental, social, and governance priorities. Currently, management is unable to predict what impact of implementing these ESG initiatives will have on the Registrants. For more information on

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
these ESG initiatives, see Part I, Item 1, “Business — Human Capital,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information about Cleco’s environmental initiatives, see “— Decarbonization Initiatives” and “— Renewable and Electrification Initiatives.”

Environmental
Cleco is expanding renewable and electrification initiatives and transitioning away from coal-fired generation. It aims to reduce GHG emissions from its generating fleet by approximately 50% by 2035, with a long-term goal of net-zero emissions by 2050. These targets depend on factors such as policy developments, load growth, technology, and implementation feasibility.

Social
Cleco is committed to providing affordable, reliable, and sustainable electricity. It supports community investment across its service territory and fosters a workplace culture that values inclusion, safety, and innovation.

Governance
Cleco maintains a governance framework supported by policies and practices that promote accountability. An ESG Steering Committee and a Chief Administrative and Sustainability Officer oversee the implementation of ESG initiatives.

Tax Reform and Legislative Impacts
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.
On July 4, 2025, the OBBBA was signed into law, introducing several provisions that may affect the utility industry. Among the most significant are changes to federal tax, clean energy, and infrastructure policy. The OBBBA terminates a broad range of clean energy credits originally introduced or expanded under the IRA of 2022. These credits will no longer be available for projects that begin construction more than 12 months after the date of enactment or are placed in service after December 31, 2027. Additionally, the OBBBA restricts eligibility of these credits for entities receiving material assistance from prohibited foreign entities. The OBBBA also introduces a new federal tax deduction for overtime pay. Taxpayers may deduct qualified overtime premiums from federal taxable income. Cleco does not expect this legislation to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants in 2025. Cleco is evaluating the potential impacts of this legislation for the years thereafter.

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

Regional Grid Reliability and Load Shedding
Cleco Power continues to prioritize system reliability and operational resilience in the face of evolving grid demands and environmental conditions. As part of this effort, Cleco Power monitors and manages risks associated with potential load shedding events. Load shedding may be required during periods of extreme weather, unexpected generation outages, or transmission constraints to maintain overall grid stability. While Cleco Power works proactively to mitigate these risks through infrastructure investments, demand-side management, and coordination with MISO, the load shed event in May 2025 was initiated by a MISO directive and highlights the ongoing operational challenges posed by extreme weather and system constraints. This event, currently under review by the LPSC, required temporary service interruptions to maintain grid stability and resulted in increased fuel and purchased power costs. These costs are expected to be recovered through the FAC, which will result in higher charges to customers. As electrification and customer demand increase, particularly during peak usage, Cleco Power continues to assess system readiness and invest in grid modernization to reduce the likelihood and impact of load shedding events. However, Cleco Power cannot guarantee that such events will not recur, particularly in the context of extreme weather or unforeseen system disruptions. For more information on the May 2025 load shed event currently under review by the LPSC, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.” For more information on Cleco Power’s grid resiliency plan, see “— Grid Resiliency and Hardening.”

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault; however, due to increases in the estimated investment required, as well as the current economic and financing environment, Cleco Power’s management is evaluating alternatives to decarbonize Madison Unit 3.
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

Renewable and Electrification Initiatives
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by DESRI. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Power’s transmission grid. Cleco Power expects to begin receiving output from this facility by 2027.
Cleco Power is seeking to replace or supplement certain existing power supply resources with products identified in Cleco Power’s most recent IRP. The IRP indicated that a portfolio providing up to approximately 500MW of renewable resources and up to 150MW of battery storage would provide an effective addition to Cleco Power’s current generation portfolio. On April 4, 2025, Cleco Power filed a request for proposals (RFP) that outlines the resources and transaction structures that Cleco Power is seeking from bidders. Management is currently evaluating bid submissions.
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, residential heating programs, increasing the supply of light duty electric vehicles and forklifts, and electric vehicle charging sites, among others.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $109.0 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of June 30, 2025, Cleco Power had spent $76.3 million on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes $257.6 million for 781 projects to be completed over 5 years. On July 3, 2025, the LPSC filed testimony regarding the application. The hearing with the LPSC is scheduled in October 2025 and Cleco Power is currently responding to LPSC data requests. Management expects the costs related to these projects to be recoverable through appropriate ratemaking treatment, subject to LPSC approval.

Data Center Load Growth Opportunities
Cleco Power is evaluating opportunities to support long-term load growth associated with the increasing demand for data centers, which is driven predominately by the rapid expansion of artificial intelligence and digital infrastructure. Cleco Power is pursuing potential long-term agreements to supply power to large-load facilities, including data centers, within its service territory. These opportunities are subject to a number of risks and uncertainties, including regulatory review and approval requirements, as well as potential adverse legislative or policy developments, any of which could affect the timing or feasibility of advancing the opportunity.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025, and 2024

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue, net	$321,761	$252,185	$69,576	27.6%
Operating expenses	232,104	189,916	(42,188)	(22.2)%
Operating income	89,657	62,269	27,388	44.0%
Interest income	4,032	2,653	1,379	52.0%
Allowance for equity funds used during construction	902	646	256	39.6%
Other income (expense), net	971	(12,022)	12,993	108.1%
Interest charges	37,651	40,922	3,271	8.0%
Federal and state income tax expense (benefit)	10,014	(35,956)	(45,970)	(127.9)%
Income from continuing operations, net of income taxes	47,897	48,580	(683)	(1.4)%
Income from discontinued operations, net of income taxes	—	12,710	(12,710)	(100.0)%
Net income	$47,897	$61,290	$(13,393)	(21.9)%

The decrease in Cleco’s results of operations is primarily attributable to the following:

•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”
•the absence of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
•the absence of gains on gas-related derivative contracts at Cleco Cajun of $4.4 million which were included in continuing operations in 2024.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
These decreases were partially offset by:

•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”
•lower interest charges at Cleco Holdings of $4.4 million due to lower outstanding debt balances.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue
Base	$190,821	$165,316	$25,505	15.4%
Fuel cost and purchased power recovery	99,017	64,040	34,977	54.6%
Electric customer credits	—	(548)	548	100.0%
Other operations	30,381	22,382	7,999	35.7%
Affiliate revenue	245	1,522	(1,277)	(83.9)%
Operating revenue, net	320,464	252,712	67,752	26.8%
Operating expenses
Recoverable fuel and purchased power	99,001	64,055	(34,946)	(54.6)%
Non-recoverable fuel and purchased power	2,995	5,817	2,822	48.5%
Other operations and maintenance	62,611	59,636	(2,975)	(5.0)%
Depreciation and amortization	51,048	46,753	(4,295)	(9.2)%
Taxes other than income taxes	13,825	13,475	(350)	(2.6)%
Total operating expenses	229,480	189,736	(39,744)	(20.9)%
Operating income	90,984	62,976	28,008	44.5%
Interest income	1,435	904	531	58.7%
Allowance for equity funds used during construction	902	646	256	39.6%
Other income (expense), net	642	(10,552)	11,194	106.1%
Interest charges	26,249	25,116	(1,133)	(4.5)%
Federal and state income tax expense	12,563	2,072	(10,491)	*
Net income	$55,151	$26,786	$28,365	105.9%
* Not meaningful
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	938	930	0.9%
Commercial	701	699	0.3%
Industrial	563	542	3.9%
Other retail	31	31	—%
Total retail	2,233	2,202	1.4%
Sales for resale	92	103	(10.7)%
Total retail and wholesale customer sales	2,325	2,305	0.9%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$99,080	$84,429	17.4%
Commercial	59,762	52,475	13.9%
Industrial	26,903	23,463	14.7%
Other retail	3,552	2,908	22.1%
Total retail	189,297	163,275	15.9%
Sales for resale	1,524	2,041	(25.3)%
Total base revenue	$190,821	$165,316	15.4%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,141	1,188	983	(4.0)%	16.1%

Base
Base revenue increased $25.5 million primarily due to higher rates largely resulting from the implementation of Cleco Power’s current retail rate plan.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 96% of Cleco Power’s total fuel cost during the second quarter of 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended June 30, 2025, were impacted primarily by higher natural gas costs as compared to the three months ended June 30, 2024. Also contributing to the increase were higher LMPs resulting from a combination of planned and unplanned generation and transmission outages within MISO. These conditions led to the MISO-issued order requiring Cleco Power and other certain load-serving entities in Louisiana to shed load on May 25, 2025. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on the May 2025 load shed event currently under review by the LPSC, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”

Other Operations Revenue
Other operations revenue increased $8.0 million primarily due to higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $2.8 million primarily due to the timing of transmission costs.

Other Operations and Maintenance
Other operations and maintenance expense increased $3.0 million primarily due to the recognition of previously deferred costs associated with large capital projects.

Depreciation and Amortization
Depreciation and amortization increased $4.3 million primarily due to higher normal recurring additions to fixed assets.

Other Income (Expense), net
Other income (expense), net increased $11.2 million primarily due to the absence of expenses relating to Project Diamond Vault.

Income Taxes
For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Comparison of the Six Months Ended June 30, 2025, and 2024

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue, net	$617,005	$529,027	$87,978	16.6%
Operating expenses	448,372	481,135	32,763	6.8%
Operating income	168,633	47,892	120,741	252.1%
Interest income	11,165	4,061	7,104	174.9%
Allowance for equity funds used during construction	1,434	780	654	83.8%
Equity income from investee before income tax	—	674	(674)	(100.0)%
Other income (expense), net	120	(10,622)	10,742	101.1%
Interest charges	74,072	81,683	7,611	9.3%
Federal and state income tax expense	19,071	1,715	(17,356)	*
Income (loss) from continuing operations, net of income taxes	88,209	(40,613)	128,822	317.2%
Income from discontinued operations, net of income taxes	—	44,672	(44,672)	(100.0)%
Net income	$88,209	$4,059	$84,150	*
* Not meaningful

The increase in Cleco’s results of operations is primarily attributable to the following:

•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”
•lower interest charges at Cleco Holdings of $10.9 million due to lower outstanding debt balances.
•the absence of losses on gas-related derivative contracts at Cleco Cajun of $6.5 million which is included in continuing operations.
•higher interest income as a result of increased cash balances as a result of the Cleco Cajun Divestiture.

These increases were partially offset by:

•the absence of the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue
Base	$373,407	$319,345	$54,062	16.9%
Fuel cost and purchased power recovery	186,559	163,805	22,754	13.9%
Electric customer credits	—	(2,395)	2,395	100.0%
Other operations	53,837	49,599	4,238	8.5%
Affiliate revenue	490	10,391	(9,901)	(95.3)%
Operating revenue, net	614,293	540,745	73,548	13.6%
Operating expenses
Recoverable fuel and purchased power	186,561	163,843	(22,718)	(13.9)%
Non-recoverable fuel and purchased power	6,144	13,612	7,468	54.9%
Other operations and maintenance	120,517	116,430	(4,087)	(3.5)%
Depreciation and amortization	98,831	140,757	41,926	29.8%
Taxes other than income taxes	29,443	29,121	(322)	(1.1)%
Total operating expenses	441,496	463,763	22,267	4.8%
Operating income	172,797	76,982	95,815	124.5%
Interest income	6,026	2,192	3,834	174.9%
Allowance for equity funds used during construction	1,434	780	654	83.8%
Equity income from investee before income tax	—	674	(674)	(100.0)%
Other income (expense), net	291	(10,779)	11,070	102.7%
Interest charges	51,934	48,599	(3,335)	(6.9)%
Federal and state income tax expense	24,446	1,112	(23,334)	*
Net income	$104,168	$20,138	$84,030	417.3%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,817	1,739	4.5%
Commercial	1,308	1,285	1.8%
Industrial	1,101	1,082	1.8%
Other retail	61	61	—%
Total retail	4,287	4,167	2.9%
Sales for resale	164	719	(77.2)%
Total retail and wholesale customer sales	4,451	4,886	(8.9)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$184,471	$148,978	23.8%
Commercial	121,667	101,183	20.2%
Industrial	56,972	46,123	23.5%
Other retail	7,069	5,636	25.4%
Total retail	370,179	301,920	22.6%
Sales for resale	3,228	17,425	(81.5)%
Total base revenue	$373,407	$319,345	16.9%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	893	789	888	13.2%	0.6%
Cooling degree-days	1,299	1,279	1,083	1.6%	19.9%

Base
Base revenue increased $54.1 million primarily due to $62.0 million of higher rates, largely resulting from the implementation of Cleco Power’s new retail rate plan, and $8.4 million primarily due to higher usage from colder winter weather. These increases were partially offset by $14.2 million of lower wholesale revenue largely due to the expiration of a wholesale contract in March 2024.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 96% of Cleco Power’s total fuel cost during the first six months of 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the six months ended June 30, 2025, were impacted primarily by higher natural gas costs as compared to the six months ended June 30, 2024. Also contributing to the increase were higher LMPs resulting from a combination of planned and unplanned generation and transmission outages within MISO. These conditions led to the MISO-issued order requiring Cleco

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Power and other certain load-serving entities in Louisiana to shed load on May 25, 2025. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $2.4 million primarily due to the absence of the partial disallowance associated with the Dolet Hills prudency review.

Other Operations Revenue
Other operations revenue increased $4.2 million primarily due to higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025, partially offset by lower transmission revenue resulting from the expiration of a wholesale contract in March 2024.

Affiliate Revenue
Affiliate revenue decreased $9.9 million primarily due to the absence of internal software services provided in accordance with service agreements as a result of the Cleco Cajun Divestiture in 2024.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $7.5 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Other Operations and Maintenance
Other operations and maintenance expense increased $4.1 million due to $2.4 million of higher employee benefit costs, including pension and other postretirement benefits and the recognition of $1.9 million of previously deferred costs associated with large capital projects.

Depreciation and Amortization
Depreciation and amortization decreased $41.9 million primarily due to the absence of a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review and the absence of $7.1 million for changes in the estimated useful lives of internal software. These amounts were partially offset by $3.3 million of higher amortization of securitized intangible assets due to Cleco Securitization II’s purchase of Energy Transition Property from Cleco Power in March 2025 and $1.8 million of higher normal recurring additions to fixed assets. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Interest Income
Interest income increased $3.8 million primarily due to interest related to the storm reserve.
Other Income (Expense), Net
Other income (expense), net increased $11.1 million primarily due to the absence of expenses relating to Project Diamond Vault.

Interest Charges
Interest charges increased $3.3 million primarily due to $5.0 million for interest on energy transition bonds issued in March 2025 by Cleco Securitization II and $1.9 million for higher balances on variable rate debt. These increases were partially offset by $3.0 million of lower interest on the bank term loan that was repaid in March 2025.

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three months ended June 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$55,151	$26,786
Add: Depreciation and amortization	51,048	46,753
Less: Interest income	1,435	904
Add: Interest charges	26,249	25,116
Add: Federal and state income tax expense	12,563	2,072
EBITDA	$143,576	$99,823

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024
Net income	$104,168	$20,138
Add: Depreciation and amortization	98,831	140,757
Less: Interest income	6,026	2,192
Add: Interest charges	51,934	48,599
Add: Federal and state income tax expense	24,446	1,112
EBITDA	$273,353	$208,414

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2025:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	BBB+	A-	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power, respectively, could be required to pay additional fees and incur higher interest rates for borrowings under their respective revolving credit facilities. On June 3, 2025, Fitch revised Cleco Power’s long-term issuer default ratings outlook from stable to positive.
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

OBBBA
The OBBBA includes changes to federal tax, energy, and infrastructure policy that may affect the utility industry. Key provisions include modifications to clean energy tax credits that were initially introduced and expanded under the IRA of 2022, and the permanent extension of certain expiring provisions of the TCJA. Cleco does not expect this legislation to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants in 2025. Cleco is evaluating the potential impacts of this legislation for the years thereafter.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments.”

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Cash Generation and Cash Requirements
Restricted Cash and Cash Equivalents
For information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Working Capital and Debt

Cleco
At June 30, 2025, and December 31, 2024, Cleco had $135.0 million and $120.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At June 30, 2025, Cleco’s long-term debt outstanding, excluding fair value adjustments resulting from the 2016 merger, was $2.93 billion, of which $456.8 million was due within one year. For more information on Cleco’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
At June 30, 2025, cash and cash equivalents available of $43.1 million combined with $340.0 million of available revolving credit facility capacity ($125.0 million from Cleco Holdings and $215.0 million from Cleco Power) provided total liquidity of $383.1 million.
At June 30, 2025, and December 31, 2024, Cleco had a working capital deficit of $141.9 million and a working capital surplus of $77.8 million, respectively. The $219.7 million decrease in working capital is primarily due to:

•a $244.7 million decrease in regulatory assets primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization,
•a $191.9 million increase in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $360.0 million senior notes due in May 2026, partially offset by the repayment of Cleco Power’s $125.0 million bank term loan and Cleco Power’s $50.0 million GO Zone bonds,
•a $17.8 million increase in taxes payable primarily due to accruals for property taxes, partially offset by a decrease in federal and state taxes, and
•a $15.0 million increase in short-term debt primarily due to draws on Cleco Holdings’ and Cleco Power’s revolving credit facilities.

These decreases in working capital were partially offset by:

•a $103.6 million increase in accounts receivable due to the reclassification of the expected payment from the Cleco Cajun purchasers due by June 2026,
•a $29.6 million increase in accumulated deferred fuel, excluding FTRs, primarily due to higher LMPs resulting from a combination of planned and unplanned generation and transmission outages within MISO,
•a $29.0 million increase in prepaid inventory primarily due to the purchase of transformers and packaged substations related to new customers,
•a $19.9 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $13.7 million increase in restricted cash and cash equivalents,
•a $12.6 million increase in cash and cash equivalents,
•a $12.6 million decrease in postretirement benefit obligations primarily due to pension plan contribution amounts paid in January 2025,
•a $12.3 million increase in customer accounts receivable resulting from higher customer bills, primarily driven by Cleco Power’s current rates effective in July 2024 and higher fuel costs due to an increase in natural gas prices, and
•a $10.4 million decrease in other current liabilities primarily due to the timing of the long-term compensation incentive plan contributions in March 2025 and a refund of a customer advance due to a cancelled construction project.

Cleco Holdings
At June 30, 2025, and December 31, 2024, Cleco Holdings had $50.0 million and $10.0 million, respectively, of short-term debt outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
At June 30, 2025, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.01 billion, of which $359.7 million was due within one year.
At June 30, 2025, cash and cash equivalents available at Cleco Holdings of $3.6 million combined with $125.0 million of available revolving credit facility capacity provided a total liquidity of $128.6 million.

Cleco Power
At June 30, 2025, and December 31, 2024, Cleco Power had $85.0 million and $110.0 million, respectively, of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
At June 30, 2025, Cleco Power’s long-term debt outstanding was $1.93 billion, of which $97.1 million was due within one year. For more information on Cleco Power’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
On March 14, 2025, following the securitization financing through Cleco Securitization II, Cleco Power repaid the outstanding balance of its $125.0 million bank term loan and $110.0 million short-term debt outstanding on its revolving credit facility. On May 1, 2025, Cleco Power elected to repay its $50.0 million GO Zone bonds. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
At June 30, 2025, cash and cash equivalents available of $39.5 million combined with $215.0 million of available revolving credit facility capacity provided a total liquidity of $254.5 million.
At June 30, 2025, and December 31, 2024, Cleco Power had a working capital surplus of $149.6 million and $96.0 million, respectively. The $53.6 million increase in working capital is primarily due to:

•a $167.8 million decrease in long-term debt due within one year primarily due to the repayment of the $125.0 million bank term loan and $50.0 million of GO Zone bonds,
•a $29.6 million increase in accumulated deferred fuel, excluding FTRs, primarily due to higher LMPs resulting from a combination of planned and unplanned generation and transmission outages within MISO,
•a $28.5 million increase in prepaid inventory primarily due to the purchase of transformers and packaged substations related to new gas compression customers,
•a $25.0 million decrease in short-term debt primarily due to payments on the revolving credit facility,
•a $19.9 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $15.8 million increase in cash and cash equivalents,
•a $13.7 million increase in restricted cash and cash equivalents,
•a $12.6 million decrease in postretirement benefit obligations primarily due to pension plan contribution amounts paid in January 2025, and
•a $12.3 million increase in customer accounts receivable resulting from higher customer bills, primarily driven by current rates effective in July 2024 and higher fuel costs due to an increase in natural gas prices.

These increases in working capital were partially offset by:

•a $244.5 million decrease in regulatory assets primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization” and
•a $27.8 million increase in taxes payable primarily due to accruals for property taxes and a higher provision for federal income taxes.

Credit Facilities
At June 30, 2025, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $50.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $85.0 million outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At June 30, 2025, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2025, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2025, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2025, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2025, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2025, Cleco Power was in compliance with the

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
Cleco’s net cash activities are as follows for the six months ended June 30, 2025, and 2024:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$67,046	$176,058	$(109,012)
Net cash (used in) provided by investing activities	$(142,605)	$349,973	$(492,578)
Net cash provided by (used in) financing activities	$124,554	$(362,705)	$487,259

Cleco - Net Operating Cash Flows
Net cash provided by operating activities decreased $109.0 million, which includes net cash used in discontinued operations of $1.0 million, primarily due to:

•the net cash operating activity at Cleco Power, as described in “— Cleco Power - Net Operating Cash Flows” below,
•the absence of $56.0 million of taxes accrued at Cleco Cajun,
•$25.4 million decrease in operating income adjusted for non-cash items primarily due to the absence of operating income at Cleco Cajun, and
•the absence of $19.1 million of collections from Cleco Cajun’s customers.

These decreases were partially offset by the absence of $23.9 million of fuel inventory at Cleco Cajun.

Cleco - Net Investing Cash Flows
Net cash used in investing activities increased $492.6 million, which includes net cash used in discontinued operations of $3.1 million, primarily due to:

•the absence of $463.8 million of net proceeds from the Cleco Cajun Divestiture,
•$17.7 million of higher additions to property, plant, and equipment, net of AFUDC, primarily at Cleco Power, and
•$10.4 million of lower customer advances for construction, net of refunds, at Cleco Power.

Cleco - Net Financing Cash Flows
Net cash provided by financing activities increased $487.3 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds,
•$123.0 million of higher draws on revolving credit facilities,
•$56.4 million of lower repayments on long-term debt, and
•the absence of $20.0 million of distributions to Cleco Group.

These increases were partially offset by:

•the absence of $7.8 million of collateral received from a counterparty and
•$7.0 million of collateral remitted to a counterparty.

Cleco Power - Cash Flows
Cleco Power’s net cash activities are as follows for the six months ended June 30, 2025, and 2024:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$110,147	$151,261	$(41,114)
Net cash used in investing activities	$(142,565)	$(110,362)	$(32,203)
Net cash provided by (used in) financing activities	$84,554	$(41,005)	$125,559

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities decreased $41.1 million primarily due to:

•$25.2 million of higher prepayments on inventory for large capital projects,
•$16.5 million of higher minimum required contributions made to the pension plan,
•$15.5 million of lower collections from customers primarily due to higher customer bills resulting from the implementation of the current FRP and higher natural gas prices,
•$12.7 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections,
•$12.2 million of higher additions to regulatory assets for future recovery,
•$8.8 million of higher payments for incentive compensation,
•$7.6 million of lower collections from joint owners, and
•$5.9 million of higher payments for materials and supplies inventories primarily related to future capital projects.

These decreases were partially offset by $66.3 million of operating income adjusted for non-cash items.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $32.2 million, primarily due to:

•$21.1 million of higher additions to property, plant, and equipment, net of AFUDC, and
•$10.4 million of lower customer advances for construction, net of refunds.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
Cleco Power - Net Financing Cash Flows
Net cash provided by financing activities increased $125.6 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds,
•$105.0 million of higher draws on revolving credit facilities, and
•the absence of $40.0 million of distributions to Cleco Holdings.

These increases were partially offset by:
•$175.3 million of higher repayments on long-term debt,
•$130.0 million of higher payments on revolving credit facilities,
•the absence of $7.8 million of collateral received from a counterparty, and
•$7.0 million of collateral remitted to a counterparty.

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

Transmission Rates
On May 25, 2025, under MISO’s directives, Cleco Power shed load of approximately 102 MW to its service territory. The load shedding event lasted approximately two hours. For more information on this load shed event, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. For more information on Cleco Power’s grid resiliency plan, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Grid Resiliency and Hardening.”

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
A NERC CIP audit is also conducted at least every three years for Cleco Power. The next audit is anticipated to begin in the fourth quarter of 2025.
On May 25, 2025, under MISO’s directives, Cleco Power, Entergy Louisiana, and Entergy New Orleans shed load in the New Orleans area. Cleco Power shed approximately 102 MW of load for around two hours. SERC, on behalf of NERC, has opened a formal investigation regarding this load shed event. Management does not expect the outcome of this investigation to impact Cleco’s results of operations, financial condition, or cash flows.
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
Cleco is expected to file an update to the previously filed IRP in August 2025 providing an analysis of the decarbonization of Madison Unit 3.
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

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
At June 30, 2025, Cleco Holdings had $50.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 6.043%. At June 30, 2025, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco’s short-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $0.5 million on an annualized basis.
At June 30, 2025, Cleco Power had $85.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 5.674%. At June 30, 2025, the borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s consolidated pretax earnings of $0.9 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
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
During the six months ended June 30, 2025, Cleco had natural gas derivative contracts consisting of fixed price physical forwards, and financially settled swap and/or options contract transactions. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	AT JUNE 30, 2025	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$8,991	$14,277	$4,232	$10,432	$14,277	$3,133	$7,749

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2025. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the addition of the first two risk factors and the modification of the other two risk factors below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned report.

Trade Policies

Changes in U.S. and foreign trade policies and the implementation thereof could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco cannot predict what changes to trade policy will be made by the current presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the U.S. will enter into (or withdraw from) bilateral or multilateral trade agreements. In addition, the U.S. government has recently implemented significant tariffs, which has resulted in additional retaliatory tariffs from foreign countries. If the LPSC does not deem prudent the increased costs for Cleco’s projects or maintenance of its existing facilities resulting from tariffs or other trade policies, then Cleco may be unable to recover those increased costs in full or at all or on a timely basis. Any inability of Cleco to recover increased costs could result in impairment or otherwise materially adversely affect Cleco’s financial condition and results of operations. Further, if as a result of increased costs due to tariffs or other trade policies, other resources become more economical, Cleco may terminate uneconomical projects and seek to develop those other resources. If any projects are significantly delayed or become subject to cost overruns or cancellation, Cleco could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or be unable to recover such costs in rates.

Transmission and Generation Planning

Participation in MISO’s Expedited Resource Addition Study (ERAS) could significantly impact Cleco’s long-term generation planning and affect the ability to meet future reliability and capacity needs.
Cleco continues to monitor developments in the MISO planning processes, including the recently launched ERAS. ERAS is intended to accelerate the interconnection timeline for new generation resources, potentially enabling interconnection agreements within approximately 90 days which is significantly faster than traditional MISO study cycles.
Participation in ERAS is limited in the total number of ERAS submissions and the timing of submissions and requires financial commitment to MISO for each submission. Cleco’s ability to meet future reliability and capacity needs could be materially affected by the anticipated load growth from large-scale commercial and industrial customers, the financial commitment required for participation in ERAS, and failure to secure a position in the study.
Cleco is actively evaluating its options in response to these developments. There can be no assurance that Cleco will participate in ERAS or that participation will result in favorable outcomes. However, the emergence of ERAS represents a material consideration in Cleco’s long-term generation planning and capital investment strategy.

Presidential Administration

The current Presidential administration may propose substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The current Presidential administration may propose substantial changes to environmental, fiscal, trade, and tax policies, which may include comprehensive tax reform, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Since taking office in January 2025, the President has issued several executive orders designed to reduce regulatory burdens and prioritize domestic energy production. These executive orders include the withdrawal from the Paris Agreement, declaring a national emergency on energy, reducing regulatory burdens on energy and natural resource development, streamlining permitting processes, removing certain government subsidies for electric vehicle purchases, and ending support for large wind farms, among other things.
On July 4, 2025, the President signed into law the OBBBA, a sweeping piece of legislation that introduces significant reforms to federal policy across multiple sectors, including energy, taxation, infrastructure, and environmental regulation. The OBBBA includes provisions that may substantially alter the regulatory landscape affecting the Registrants, such as modifications to tax incentives for renewable energy, new reporting requirements for emissions, and changes to infrastructure permitting processes.
On July 7, 2025, Executive Order 14315 was signed by the President. The goal of Executive Order 14315 is to level the playing field for energy sources by eliminating subsidies for

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q
wind and solar and addressing potential national security risks from foreign control.
The full impact of the OBBBA and the Executive Order 14315 on the Registrants’ business, results of operations, financial condition, or cash flows remains uncertain, as many of its provisions require further regulatory guidance and rulemaking before their effects can be fully assessed.

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
The OBBBA was signed into law on July 4, 2025. The enactment of the OBBBA introduced substantial changes to federal tax law. Key provisions include modifications and limitations to clean energy tax credits and the permanent extension of certain expiring provisions in the TCJA. Additionally, on July 7, 2025, the President issued Executive Order 14315, which relates to the implementation of the OBBBA changes to energy tax credits. Executive Order 14315 directs the Treasury to take actions necessary to strictly enforce the termination of certain solar and wind tax credits, including the issuance of new and revised guidance.
These changes may collectively limit the availability of favorable tax incentives that have historically supported investment in critical infrastructure and renewable energy. As a result, Cleco’s ability to finance future projects could be materially adversely affected.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2025 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 8, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 8, 2025