Form 10-Q
period 2025-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2025-11-07
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Or
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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
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
Dolet Hills Power Station
A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in 2026. Cleco Power had a 50% ownership interest in the facility.

EAC	Environmental Adjustment Clause

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IICR	Incremental Investment Cost Recovery Rider
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
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

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including changes resulting from the presidential administration, present and potential environmental remediation costs, restrictions on emissions, possible effects on Cleco Power’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs, retaliatory tariffs, trade policies, and international agreements) and government shutdowns,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, and performance metrics related to data centers, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws (including the OBBBA and Executive Order 14315), regulations, and interpretive guidance,
•legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects,
•failure to meet expectations and report progress on GHG targets, as well as increased focus on and activism related

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$371,356	$312,397
Other operations	35,414	28,784
Gross operating revenue	406,770	341,181
Electric customer credits	—	(1,046)
Operating revenue, net	406,770	340,135
Operating expenses
Fuel used for electric generation	119,113	69,792
Purchased power	28,574	28,083
Other operations and maintenance	67,572	60,365
Depreciation and amortization	54,466	50,293
Taxes other than income taxes	16,838	15,633
Total operating expenses	286,563	224,166
Operating income	120,207	115,969
Interest income	4,062	6,366
Allowance for equity funds used during construction	780	977
Other income, net	3,034	1,331
Interest charges
Interest charges, net	38,732	37,941
Allowance for borrowed funds used during construction	(698)	(505)
Total interest charges	38,034	37,436
Income from continuing operations before income taxes	90,049	87,207
Federal and state income tax expense (benefit)	17,789	(6,643)
Income from continuing operations, net of income taxes	72,260	93,850
Income from discontinued operations, net of income taxes	—	742
Net income	$72,260	$94,592
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$72,260	$94,592
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $128 in 2025 and $111 in 2024)	(383)	(300)
Total other comprehensive loss, net of income tax	(383)	(300)
Comprehensive income, net of tax	$71,877	$94,292
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$930,950	$793,038
Other operations	92,825	79,565
Gross operating revenue	1,023,775	872,603
Electric customer credits	—	(3,441)
Operating revenue, net	1,023,775	869,162
Operating expenses
Fuel used for electric generation	225,693	187,891
Purchased power	114,699	93,958
Other operations and maintenance	190,152	182,343
Depreciation and amortization	157,581	195,160
Taxes other than income taxes	46,807	45,949
Total operating expenses	734,932	705,301
Operating income	288,843	163,861
Interest income	15,227	10,427
Allowance for equity funds used during construction	2,213	1,758
Equity income from investees, before tax	—	672
Other income (expense), net	3,153	(9,290)
Interest charges
Interest charges, net	114,554	122,019
Allowance for borrowed funds used during construction	(2,447)	(2,899)
Total interest charges	112,107	119,120
Income from continuing operations before income taxes	197,329	48,308
Federal and state income tax expense (benefit)	36,860	(4,928)
Income from continuing operations, net of income taxes	160,469	53,236
Income from discontinued operations, net of income taxes	—	45,415
Net income	$160,469	$98,651
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$160,469	$98,651
Other comprehensive loss, net of tax
Postretirement benefits loss (net of tax benefit of $388 in 2025 and $273 in 2024)	(1,146)	(743)
Total other comprehensive loss, net of tax	(1,146)	(743)
Comprehensive income, net of tax	$159,323	$97,908
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Assets
Current assets
Cash and cash equivalents	$71,814	$30,472
Restricted cash and cash equivalents	30,368	15,918
Customer accounts receivable (less allowance for credit losses of $1,355 in 2025 and $1,337 in 2024)	65,460	47,520
Accounts receivable - affiliate	5,653	35,459
Receivable - Cleco Cajun Divestiture	105,775	—
Other accounts receivable	39,683	23,979
Unbilled revenue	52,297	44,687
Fuel inventory, at average cost	90,807	95,810
Materials and supplies, at average cost	178,138	158,976
Energy risk management assets	7,191	11,294
Accumulated deferred fuel	11,688	457
Cash surrender value of company-/trust-owned life insurance policies	65,422	61,891
Prepayments	64,220	27,685
Regulatory assets	47,689	295,125
Other current assets	10,041	—
Total current assets	846,246	849,273
Property, plant, and equipment
Property, plant, and equipment	5,187,093	4,991,574
Accumulated depreciation	(1,169,894)	(1,050,376)
Net property, plant, and equipment	4,017,199	3,941,198
Construction work in progress	178,463	138,040
Total property, plant, and equipment, net	4,195,662	4,079,238
Equity investment in investee	1,916	1,916
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	13,417	14,905
Restricted cash and cash equivalents	139,848	116,493
Regulatory assets - deferred taxes, net	22,593	2,008
Regulatory assets	302,705	308,833
Intangible asset - Storm Recovery Property	373,822	384,908
Intangible asset - Energy Transition Property	292,800	—
Intangible asset - other	7,193	7,751
Energy risk management assets	1,281	—
Receivable - Cleco Cajun Divestiture	—	98,153
Other deferred charges	9,984	15,331
Total assets	$7,698,264	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$93,000	$120,000
Long-term debt due within one year	457,228	264,934
Accounts payable	133,686	125,483
Accounts payable - affiliate	19,939	21,368
Customer deposits	59,252	58,002
Provision for customer refund	21,009	20,510
Taxes payable	74,148	59,629
Interest accrued	44,598	19,919
Energy risk management liabilities	5,521	256
Regulatory liabilities	9,917	8,327
Deferred compensation	18,862	17,013
Postretirement benefit obligations	22,858	26,439
Energy transition reserve	10,620	—
Other current liabilities	33,434	29,565
Total current liabilities	1,004,072	771,445
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	796,791	748,246
Postretirement benefit obligations	150,521	166,702
Regulatory liabilities	2,250	1,500
Energy transition reserve	28,503	—
Storm reserve	68,648	76,178
Asset retirement obligations	17,282	13,450
Operating lease liabilities	11,337	12,788
Provision for customer refund	—	19,896
Customer advances for construction	26,926	27,440
Credit deposits	7,750	14,750
Energy risk management liabilities	533	—
Other deferred credits	24,642	31,154
Total long-term liabilities and deferred credits	1,135,183	1,112,104
Long-term debt, net	2,558,672	2,645,043
Total liabilities	4,697,927	4,528,592
Commitments and contingencies (Note 14)
Member’s equity	3,000,337	2,841,014
Total liabilities and member’s equity	$7,698,264	$7,369,606
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating activities
Net income	$160,469	$98,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	163,820	207,819
Provision for credit losses	1,407	911
Electric customer credits	—	1,300
Unearned compensation expense	23,945	29,463
Allowance for equity funds used during construction	(2,213)	(1,758)
Loss on energy risk management assets and liabilities, net	—	5,276
Loss on Cleco Cajun Divestiture	—	43,715
Deferred income taxes	27,374	(25,967)
Cash surrender value of company/trust-owned life insurance	(2,593)	(3,908)
Derecognition of previously deferred Project Diamond Vault costs	—	10,336
Changes in assets and liabilities
Accounts receivable	(37,414)	6,508
Accounts receivable, affiliate	(3,928)	(9,457)
Unbilled revenue	(7,609)	(5,337)
Fuel inventory and materials and supplies	(14,159)	(58,006)
Prepayments	(37,968)	(4,159)
Accounts payable	(9,749)	(22,845)
Accounts payable - affiliate	(1,429)	9,323
Customer deposits	1,452	872
Postretirement benefit obligations	(21,296)	(28,133)
Regulatory assets and liabilities, net	(2,434)	5,432
Asset retirement obligation	(1,672)	(3,107)
Deferred fuel recoveries	7,959	(4,008)
Other deferred accounts	(3,764)	(5,091)
Taxes accrued	46,982	60,950
Interest accrued	24,679	17,580
Energy risk management assets and liabilities, net	(8,466)	(10,978)
Storm reserve	(7,575)	(15,356)
Incentive compensation payable	(35,529)	(34,393)
Other operating	(7,556)	(7,918)
Net cash provided by operating activities	252,733	257,715
Investing activities
Additions to property, plant, and equipment	(251,223)	(190,676)
Customer advances for construction	3,089	17,834
Refunds of customer advances for construction	(3,078)	—
Return of investment in company-owned life insurance	1,070	—
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	—	463,769
Other investing	954	2,035
Net cash (used in) provided by investing activities	(249,188)	292,962
Financing activities
Draws on revolving credit facilities	153,000	22,000
Payments on revolving credit facilities	(180,000)	(132,000)
Issuances of long-term debt	305,000	16,599
Repayment of long-term debt	(190,087)	(262,798)
Payment of financing costs	(5,311)	—
Credit deposits	—	7,750
Refund of credit deposit	(7,000)	—
Distributions to member	—	(82,505)
Other financing	—	(1,207)
Net cash provided by (used in) financing activities	75,602	(432,161)
The accompanying notes are an integral part of the condensed consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025		2024
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	79,147		118,516
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	162,883	(1)	256,067
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$242,030	(2)	$374,583

Supplementary cash flow information
Interest paid, net of amount capitalized	$84,213		$100,393
Income taxes paid	$5,371		$8,338
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,172		$7,532
(1) Includes cash and cash equivalents of $30,472, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,493.
(2) Includes cash and cash equivalents of $71,814, current restricted cash and cash equivalents of $30,368, and non-current restricted cash and cash equivalents of $139,848.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025				FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$477,631	$(3,447)	$2,928,460	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	72,260	—	72,260	—	160,469	—	160,469
Other comprehensive loss, net of tax	—	—	(383)	(383)	—	—	(1,146)	(1,146)
Balances, end of period	$2,454,276	$549,891	$(3,830)	$3,000,337	$2,454,276	$549,891	$(3,830)	$3,000,337

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024				FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$408,068	$(5,555)	$2,856,789	$2,454,276	$424,009	$(5,112)	$2,873,173
Net income	—	94,592	—	94,592	—	98,651	—	98,651
Distributions to member	—	(62,505)	—	(62,505)	—	(82,505)	—	(82,505)
Other comprehensive loss, net of tax	—	—	(300)	(300)	—	—	(743)	(743)
Balances, end of period	$2,454,276	$440,155	$(5,855)	$2,888,576	$2,454,276	$440,155	$(5,855)	$2,888,576
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$371,542	$312,583
Other operations	33,835	24,433
Affiliate revenue	244	1,397
Gross operating revenue	405,621	338,413
Electric customer credits	—	(1,046)
Operating revenue, net	405,621	337,367
Operating expenses
Fuel used for electric generation	119,113	69,792
Purchased power	28,574	28,083
Other operations and maintenance	67,374	60,387
Depreciation and amortization	52,209	48,213
Taxes other than income taxes	15,943	14,590
Total operating expenses	283,213	221,065
Operating income	122,408	116,302
Interest income	1,408	1,065
Allowance for equity funds used during construction	780	977
Other income (expense), net	2,433	(262)
Interest charges
Interest charges, net	27,329	25,519
Allowance for borrowed funds used during construction	(698)	(505)
Total interest charges	26,631	25,014
Income before income taxes	100,398	93,068
Federal and state income tax expense	20,269	9,396
Net income	$80,129	$83,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$80,129	$83,672
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $54 in 2025 and $71 in 2024)	152	192
Amortization of interest rate derivatives to earnings (net of tax expense of $21 in 2025 and $23 in 2024)	65	63
Total other comprehensive income, net of income tax	217	255
Comprehensive income, net of tax	$80,346	$83,927
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating revenue
Electric operations	$931,508	$795,733
Other operations	87,672	74,032
Affiliate revenue	734	11,788
Gross operating revenue	1,019,914	881,553
Electric customer credits	—	(3,441)
Operating revenue, net	1,019,914	878,112
Operating expenses
Fuel used for electric generation	225,693	181,372
Purchased power	114,699	93,958
Other operations and maintenance	187,889	176,817
Depreciation and amortization	151,039	188,970
Taxes other than income taxes	45,386	43,711
Total operating expenses	724,706	684,828
Operating income	295,208	193,284
Interest income	7,434	3,257
Allowance for equity funds used during construction	2,213	1,758
Equity income from investee before income tax	—	672
Other income (expense), net	2,723	(11,039)
Interest charges
Interest charges, net	81,013	76,513
Allowance for borrowed funds used during construction	(2,447)	(2,899)
Total interest charges	78,566	73,614
Income before income taxes	229,012	114,318
Federal and state income tax expense	44,715	10,508
Net income	$184,297	$103,810
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$184,297	$103,810
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $157 in 2025 and $200 in 2024)	461	543
Amortization of interest rate derivatives to earnings (net of tax expense of $66 in 2025 and $69 in 2024)	192	189
Total other comprehensive income, net of tax	653	732
Comprehensive income, net of tax	$184,950	$104,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Assets
Utility plant and equipment
Property, plant, and equipment	$6,304,974	$6,113,217
Accumulated depreciation	(2,459,743)	(2,348,169)
Net property, plant, and equipment	3,845,231	3,765,048
Construction work in progress	178,006	136,217
Total utility plant and equipment, net	4,023,237	3,901,265
Current assets
Cash and cash equivalents	66,559	23,714
Restricted cash and cash equivalents	30,368	15,918
Customer accounts receivable (less allowance for credit losses of $1,355 in 2025 and $1,337 in 2024)	65,460	47,520
Accounts receivable - affiliate	8	1,174
Other accounts receivable	38,724	23,233
Unbilled revenue	52,297	44,687
Fuel inventory, at average cost	90,807	95,810
Materials and supplies, at average cost	178,138	158,976
Energy risk management assets	7,191	11,294
Accumulated deferred fuel	11,688	457
Cash surrender value of company-owned life insurance policies	9,341	10,123
Prepayments	59,680	23,524
Regulatory assets	40,126	287,390
Other current assets	6,834	—
Total current assets	657,221	743,820
Equity investment in investee	1,916	1,916
Operating lease right of use assets	13,417	14,905
Restricted cash and cash equivalents	139,823	116,469
Regulatory assets - deferred taxes, net	22,593	2,008
Regulatory assets	210,289	209,028
Intangible asset - Storm Recovery Property	373,822	384,908
Intangible asset - Energy Transition Property	292,800	—
Energy risk management assets	1,281	—
Other deferred charges	8,501	14,450
Total assets	$5,744,900	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024

Liabilities and member’s equity
Member’s equity	$2,292,357	$2,107,407
Long-term debt, net	1,825,177	1,546,624
Total capitalization	4,117,534	3,654,031
Current liabilities
Short-term debt	35,000	110,000
Long-term debt due within one year	97,421	264,934
Accounts payable	123,788	110,361
Accounts payable - affiliate	13,041	11,389
Customer deposits	59,252	58,002
Provision for customer refund	21,009	20,510
Taxes payable	66,518	13,422
Interest accrued	31,217	11,781
Energy risk management liabilities	5,521	256
Regulatory liabilities	9,917	8,327
Postretirement benefit obligations	18,121	21,701
Energy transition reserve	10,620	—
Other current liabilities	23,823	17,131
Total current liabilities	515,248	647,814
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	835,610	788,016
Postretirement benefit obligations	94,053	109,464
Regulatory liabilities	2,250	1,500
Energy transition reserve	28,503	—
Storm reserve	68,648	76,178
Asset retirement obligations	16,472	13,450
Operating lease liabilities	11,337	12,788
Provision for customer refund	—	19,896
Customer advances for construction	26,926	27,440
Credit deposits	7,750	14,750
Energy risk management liabilities	533	—
Other deferred credits	20,036	23,442
Total long-term liabilities and deferred credits	1,112,118	1,086,924
Total liabilities and member’s equity	$5,744,900	$5,388,769
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Operating activities
Net income	$184,297	$103,810
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	156,237	193,188
Provision for credit losses	1,407	911
Electric customer credits	—	1,300
Unearned compensation expense	15,356	14,337
Allowance for equity funds used during construction	(2,213)	(1,758)
Deferred income taxes	26,314	6,194
Derecognition of previously deferred Project Diamond Vault costs	—	10,336
Changes in assets and liabilities
Accounts receivable	(34,592)	(12,509)
Accounts receivable - affiliate	1,895	1,943
Unbilled revenue	(7,609)	(5,337)
Fuel inventory and materials and supplies	(14,159)	(34,127)
Prepayments	(36,845)	(151)
Accounts payable	(7,622)	(23,171)
Accounts payable - affiliate	(3,436)	15,995
Customer deposits	1,452	872
Postretirement benefit obligations	(19,103)	(26,783)
Regulatory assets and liabilities, net	(4,295)	3,941
Asset retirement obligation	(1,672)	(3,103)
Deferred fuel recoveries	7,959	(4,008)
Other deferred accounts	1,316	1,146
Taxes accrued	56,340	23,554
Interest accrued	19,436	11,992
Energy risk management assets and liabilities, net	(8,466)	(10,978)
Storm reserve	(7,575)	(15,356)
Incentive compensation payable	(18,311)	(9,462)
Other operating	(3,899)	(1,342)
Net cash provided by operating activities	302,212	241,434
Investing activities
Additions to property, plant, and equipment	(251,200)	(186,691)
Customer advances for construction	3,089	17,834
Refunds of customer advances for construction	(3,078)	—
Return of investment in company-owned life insurance	1,070	—
Other investing	954	2,035
Net cash used in investing activities	(249,165)	(166,822)
Financing activities
Draws on revolving credit facility	105,000	—
Payments on revolving credit facility	(180,000)	—
Issuances of long-term debt	305,000	16,599
Repayment of long-term debt	(190,087)	(31,098)
Payment of financing costs	(5,311)	—
Credit deposits	—	7,750
Refund of credit deposit	(7,000)	—
Distributions to member	—	(70,000)
Other financing	—	(1,207)
Net cash provided by (used in) financing activities	27,602	(77,956)

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025		2024
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	80,649		(3,344)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	156,101	(1)	178,578
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$236,750	(2)	$175,234
Supplementary cash flow information
Interest paid, net of amount capitalized	$57,026		$60,611
Income taxes paid	$1,392		$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,942		$7,530
(1) Includes cash and cash equivalents of $23,714, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,469.
(2) Includes cash and cash equivalents of $66,559, current restricted cash and cash equivalents of $30,368, and non-current restricted cash and cash equivalents of $139,823.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,221,674	$(9,663)	$2,212,011	$2,117,506	$(10,099)	$2,107,407
Net income	80,129	—	80,129	184,297	—	184,297
Other comprehensive income, net of tax	—	217	217	—	653	653
Balances, end of period	$2,301,803	$(9,446)	$2,292,357	$2,301,803	$(9,446)	$2,292,357

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,053,726	$(9,874)	$2,043,852	$2,073,588	$(10,351)	$2,063,237
Net income	83,672	—	83,672	103,810	—	103,810
Distributions to member	(30,000)	—	(30,000)	(70,000)	—	(70,000)
Other comprehensive income, net of tax	—	255	255	—	732	732
Balances, end of period	$2,107,398	$(9,619)	$2,097,779	$2,107,398	$(9,619)	$2,097,779
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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
Management assessed the materiality of the Q2 2025 CF Errors on the previously filed consolidated financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the Q2 2025 CF Errors were not material to the prior period financial statements, individually or in the aggregate; however, for comparability purposes, the comparative amounts presented in the third quarter 2025 Form 10-Q have been revised.
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
A summary of the revisions to the comparative periods presented in this Quarterly Report on Form 10-Q is shown below.

	CLECO			CLECO POWER
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$5,875	$23,588	$29,463	$1,236	$13,101	$14,337
Accounts receivable	$1,612	$4,896	$6,508	$(17,405)	$4,896	$(12,509)
Customer deposits	$5,768	$(4,896)	$872	$5,768	$(4,896)	$872
Other deferred accounts(1)	$(10,824)	$(9,623)	$(20,447)	$(5,128)	$(9,082)	$(14,210)
Accounts payable(2)	$(30,560)	$(18,514)	$(49,074)	$(20,575)	$(10,540)	$(31,115)
Taxes accrued	$60,424	$526	$60,950	$23,473	$81	$23,554
Other operating(3)	$(12,684)	$(3,398)	$(16,082)	$(2,030)	$(981)	$(3,011)
Net cash provided by operating activities	$265,136	$(7,421)	$257,715	$248,855	$(7,421)	$241,434

Additions to property, plant, and equipment	$(172,513)	$(18,163)	$(190,676)	$(168,528)	$(18,163)	$(186,691)
Customer advances for construction	$—	$17,834	$17,834	$—	$17,834	$17,834
Net cash provided by (used in) investing activities	$293,291	$(329)	$292,962	$(166,493)	$(329)	$(166,822)

Credit deposits	$—	$7,750	$7,750	$—	$7,750	$7,750
Net cash used in financing activities	$(439,911)	$7,750	$(432,161)	$(85,706)	$7,750	$(77,956)

Accrued additions to property, plant, and equipment	$4,488	$3,044	$7,532	$4,486	$3,044	$7,530
Amounts presented as revised differ from those in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited) — Cleco — Condensed Consolidated Statements of Cash Flows (Unaudited)” and “— Cleco Power — Condensed Consolidated Statements of Cash Flows (Unaudited)” due to the following:
(1) For Cleco and Cleco Power, includes $15.4 million previously reported in Other deferred accounts that was reclassified to Storm reserves.
(2) For Cleco, includes $26.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $7.9 million that was reclassified to Incentive compensation payable.
(3) For Cleco, includes $8.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $1.5 million that was reclassified to Incentive compensation payable and $0.2 million that was reclassified to Prepayments.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$19,748	$15,918
Cleco Securitization II energy transition costs	10,620	—
Total current	30,368	15,918
Non-current
Cleco Securitization II energy transition costs	31,919	1
Diversified Lands’ mitigation escrow	25	24
Cleco Power’s future storm restoration costs	107,904	116,468
Total non-current	139,848	116,493
Total restricted cash and cash equivalents	$170,216	$132,411

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$19,748	$15,918
Cleco Securitization II energy transition costs	10,620	—
Total current	30,368	15,918
Non-current
Cleco Securitization II energy transition costs	31,919	1
Future storm restoration costs	107,904	116,468
Total non-current	139,823	116,469
Total restricted cash and cash equivalents	$170,191	$132,387

In June 2025, Cleco Power received LPSC approval to withdraw $12.3 million from the storm reserve to cover costs associated with multiple storm events that occurred from December 2022 until April 2024. In December 2025, management anticipates filing an additional application seeking approval for withdrawal of the accumulated restoration costs for Hurricane Francine, as well as expenses from other storms and wildfires that occurred in 2024, from the storm reserve. At September 30, 2025, Cleco Power had $37.8 million of unrecovered accumulated storm restoration costs that are probable of recovery from the storm reserve, pending submittal of applications and approvals by the LPSC. For more information about these accumulated storm restoration costs, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserve.”
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

Related Party Transactions
Investment funds managed by MAM hold an ownership interest in Cleco Holdings, which wholly owns Cleco Power. In accordance with applicable state and federal regulations and GAAP, Cleco Power evaluates relationships and transactions to determine whether they involve related parties. A related party relationship exists when one party significantly influences the management or operating policies of the other, or when the parties are subject to common control or ownership, among other things as described in Cleco’s policies and procedures.
In July 2022, Cleco Power entered into a long-term agreement with DESRI, a third party, to purchase the output and associated attributes of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana. Cleco Power expects to begin receiving output from this facility by 2027. In January 2025, MAM, through the investment funds it manages, completed a significant minority investment in DESRI, establishing DESRI as a related party to Cleco Power.
As of September 30, 2025, the project remains in development, and no payments or capital expenditures have been made to DESRI to date. Cleco Power will disclose and quantify any future financial activity under the agreement as it occurs.

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
Cleco’s credit losses at September 30, 2025, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$845	$1,638	$2,483	$1,337	$1,638	$2,975
Current period provision	1,026	—	1,026	1,407	—	1,407
Charge-offs	(752)	—	(752)	(2,102)	—	(2,102)
Recovery	236	—	236	713	—	713
Balances, Sept. 30, 2025	$1,355	$1,638	$2,993	$1,355	$1,638	$2,993

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,368	$1,638	$3,006	$3,012	$1,638	$4,650
Current period provision	401	—	401	911	—	911
Charge-offs	(854)	—	(854)	(3,614)	—	(3,614)
Recovery	217	—	217	823	—	823
Balances, Sept. 30, 2024	$1,132	$1,638	$2,770	$1,132	$1,638	$2,770

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025	FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$845	$1,337
Current period provision	1,026	1,407
Charge-offs	(752)	(2,102)
Recovery	236	713
Balances, Sept. 30, 2025	$1,355	$1,355

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,368	$3,012
Current period provision	401	911
Charge-offs	(854)	(3,614)
Recovery	217	823
Balances, Sept. 30, 2024	$1,132	$1,132

Note 2 — Recent Authoritative Guidance
In November 2024, FASB issued guidance to improve the presentation and disclosures of certain expenses. This guidance enhances annual and interim disclosure requirements by requiring registrants to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This update should be applied either prospectively or retrospectively to all prior periods presented. Management expects to have additional disclosures upon adoption of this guidance, but does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In September 2025, FASB issued guidance to change the capitalization criteria concerning software costs. This guidance removes the current references to software development project stages in determining when eligible costs are capitalized. Once implemented, eligible costs will be capitalized when management has authorized and committed to funding the project and it is probable that the project will be completed and used for its intended use. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted at the beginning of a fiscal year. This update may be applied either prospectively, a modified approach that is based on the project status, or retrospectively. Management is currently evaluating the potential impacts of this guidance on the results of operations, financial condition and cash flows of the Registrants.

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
services agreement was terminated. The other services agreement was terminated on October 7, 2025.
In February 2019, in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, the remaining $66.7 million of that debt was repaid, and this LPSC commitment was satisfied. Interest expense on that debt was included in discontinued operations.
The following table presents the amounts that were reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024:

(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2024	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
Operating revenue, net
Electric operations	$—	$207,555
Other operations	—	50,992
Operating revenue, net	—	258,547
Operating expenses
Fuel used for electric generation	5	21,061
Purchased power	52	93,087
Other operations and maintenance	33	37,623
Depreciation and amortization	65	4,336
Total operating expenses	155	156,107
Operating (loss) income	(155)	102,440
Other income, net	—	239
Interest, net	643	1,225
Gain (loss) - Cleco Cajun Divestiture(1)	360	(43,715)
Income from discontinued operations before income taxes	848	60,189
Federal and state income tax expense	106	14,774
Income from discontinued operations, net of income taxes	$742	$45,415
(1) This line item represents the loss on the classification as held for sale until the closing of the Cleco Cajun Divestiture. After the closing of the Cleco Cajun Divestiture, this line item represents the loss on the sale of the Cleco Cajun Sale Group.

Cleco elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the nine months ended September 30, 2024:

(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
Net cash provided by operating activities - discontinued operations	$1,828
Net cash used in investing activities - discontinued operations	$(5,928)

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2025, and 2024 was as follows:

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$183,036		$—		$—	$183,036
Commercial(1)	103,544		—		—	103,544
Industrial(1)	56,641		—		—	56,641
Other retail(1)	5,041		—		—	5,041
Total retail revenue	348,262		—		—	348,262
Wholesale, net	22,306	(1)	(186)	(2)	—	22,120
Transmission	12,512		—		—	12,512
Other	5,066		—		(9)	5,057
Affiliate(3)	244		19,595		(19,839)	—
Total revenue from contracts with customers	388,390		19,409		(19,848)	387,951
Revenue unrelated to contracts with customers
Securitization	16,257		—		—	16,257
Other	974	(4)	1,588	(5)	—	2,562
Total revenue unrelated to contracts with customers	17,231		1,588		—	18,819
Operating revenue, net	$405,621		$20,997		$(19,848)	$406,770
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$157,033		$—		$—	$157,033
Commercial(1)	88,564		—		—	88,564
Industrial(1)	47,731		—		—	47,731
Other retail(1)	4,679		—		—	4,679
Electric customer credits	(1,046)		—		—	(1,046)
Total retail revenue	296,961		—		—	296,961
Wholesale, net	14,093	(1)	(186)	(2)	—	13,907
Transmission	11,043		—		—	11,043
Other	4,565		—		(12)	4,553
Affiliate(3)	1,397		22,733		(24,130)	—
Total revenue from contracts with customers	328,059		22,547		(24,142)	326,464
Revenue unrelated to contracts with customers
Securitization	8,825		—		—	8,825
Other	483	(4)	4,364	(5)	(1)	4,846
Total revenue unrelated to contracts with customers	9,308		4,364		(1)	13,671
Operating revenue, net	$337,367		$26,911		$(24,143)	$340,135
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$428,942		$—		$—	$428,942
Commercial(1)	269,857		—		—	269,857
Industrial(1)	152,485		—		—	152,485
Other retail(1)	14,264		—		—	14,264
Total retail revenue	865,548		—		—	865,548
Wholesale, net	60,926	(1)	(558)	(2)	—	60,368
Transmission, net	33,548		—		—	33,548
Other	13,902		—		(28)	13,874
Affiliate(3)	734		57,020		(57,754)	—
Total revenue from contracts with customers	974,658		56,462		(57,782)	973,338
Revenue unrelated to contracts with customers
Securitization	40,222		—		—	40,222
Other	5,034	(4)	5,181	(5)	—	10,215
Total revenue unrelated to contracts with customers	45,256		5,181		—	50,437
Operating revenue, net	$1,019,914		$61,643		$(57,782)	$1,023,775
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$352,471		$—		$—	$352,471
Commercial(1)	224,292		—		—	224,292
Industrial(1)	123,002		—		—	123,002
Other retail(1)	12,029		—		—	12,029
Electric customer credits	(3,441)		—		—	(3,441)
Total retail revenue	708,353		—		—	708,353
Wholesale, net	82,026	(1)	(2,695)	(2)	—	79,331
Transmission, net	34,395		—		—	34,395
Other	14,932		—		(12)	14,920
Affiliate(3)	11,788		80,156		(91,944)	—
Total revenue from contracts with customers	851,494		77,461		(91,956)	836,999
Revenue unrelated to contracts with customers
Securitization	24,705		—		—	24,705
Other	1,913	(4)	5,545	(5)	—	7,458
Total revenue unrelated to contracts with customers	26,618		5,545		—	32,163
Operating revenue, net	$878,112		$83,006		$(91,956)	$869,162
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

Note 5 — Regulatory Assets and Liabilities
Cleco Power recognizes an asset for certain costs capitalized or deferred for recovery from customers and recognizes a

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
liability for amounts expected to be returned to customers or collected for future expected costs. Cleco Power records these assets and liabilities based on regulatory approval or precedent and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Regulatory assets
Acadia Unit 1 acquisition costs	$1,516	$1,596	14.25
Accumulated deferred fuel(1)	11,688	457	Various	(2)
Affordability study	7,925	8,959	5.75
AFUDC equity gross-up	54,962	57,284	Various	(3)
Advanced metering infrastructure deferred revenue requirement	—	409
AROs	20,861	11,073	Various	(2)
Coughlin transaction costs	730	753	23.75
COVID-19 executive order	2,465	3,372	1.75
Deferred lignite and mine closure costs and Dolet Hills Power Station closure costs	—	258,951
Deferred taxes, net	22,593	2,008	Various	(2)
Dolet Hills carrying charge(4)	4,435	4,729
Financing costs(1)	5,439	5,717	Various	(5)
Interest costs	2,525	2,712	Various	(3)
Madison Unit 3 property taxes	15,023	14,196	Various	(6)
Non-service cost of postretirement benefits	13,393	14,057	Various	(3)
Northlake Transmission Agreement(11)	6,881	2,542	Various	(2)
Postretirement costs	58,089	58,089	Various	(7)
Production operations and maintenance expenses	2,525	4,939	Various	(8)
Rodemacher Unit 2 deferred costs(4)	33,503	27,265
Solar development costs(4)	2,122	2,122
St. Mary Clean Energy Center	—	870
Training costs	5,345	5,462	34.25
Tree trimming costs	—	943
Other	12,676	10,378	Various	(2)
Total regulatory assets	284,696	498,883
Regulatory liabilities
Deferred taxes, net	(6,361)	(6,827)	Various	(2)
Energy transition reserve(9)	(39,123)	—
Interest earned on energy transition reserve(9)	(556)	—
Residential revenue decoupling(10)	(5,250)	(3,000)
Storm reserve	(68,648)	(76,178)
Total regulatory liabilities	(119,938)	(86,005)
Total regulatory assets, net	$164,758	$412,878
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2025, and December 31, 2024. All other assets are earning a return on investment.
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
(9) Currently not in a refund period.
(10) On July 1, 2025, Cleco Power began providing a $3.0 million credit to its residential customers through the IICR. At September 30, 2025, Cleco Power accrued an additional $3.0 million reflecting an expected credit to be provided to residential customers for the 12-month rate period ending June 30, 2027.
(11) Previously included in Other but presented as its own line item at September 30, 2025, due to increased materiality of the comparative periods.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Total Cleco Power regulatory assets, net	$164,758	$412,878
2016 Merger adjustments(1)
Fair value of long-term debt	84,390	89,941
Postretirement costs	5,970	7,461
Financing costs	5,959	6,217
Debt issuance costs	3,660	3,921
Total Cleco regulatory assets, net	$264,737	$520,418
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all fuel charges. As of September 30, 2025, Accumulated deferred fuel increased $11.2 million primarily due to increases in mark-to-market losses on gas-related derivative contracts.

AROs
At September 30, 2025, as a result of changes in the underlying cost estimate, Cleco Power remeasured an ARO liability associated with the closure of the Dolet Hills Power Station landfill, resulting in an increase of $8.6 million to the liability and regulatory asset, which reflects the expected recovery of these costs through the energy transition reserve once these costs are incurred.

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

Northlake Transmission Agreement
Annually, as approved in Cleco Power’s prior retail rate plan, Cleco Power is allowed to defer, as a regulatory asset, the undercollection of revenues related to the Northlake Transmission Agreement. This agreement governs Cleco Power’s share of transmission costs for serving load in its Northlake service territory under MISO. The amount recorded annually in the regulatory asset will be amortized over the following rate year, beginning on July 1.
As of September 30, 2025, the Northlake Transmission Agreement regulatory asset increased $4.3 million as a result of higher transmission costs billed by MISO for Cleco Power’s Northlake service territory.

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At December 31, 2024, Cleco Power had a storm reserve balance of $76.2 million, net of $43.3 million of accumulated storm restoration costs. At September 30, 2025, Cleco Power had a storm reserve balance of $68.6 million, net of $37.8 million of unreimbursed accumulated storm restoration costs.

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2025, and December 31, 2024, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$231,693	$231,693	$—	$—	$153,972	$153,972	$—	$—
FTRs	4,315	—	—	4,315	2,084	—	—	2,084
Natural gas derivatives	4,157	—	4,157	—	9,210	—	9,210	—
Total assets	$240,165	$231,693	$4,157	$4,315	$165,266	$153,972	$9,210	$2,084
Liability description
FTRs	$297	$—	$—	$297	$256	$—	$—	$256
Natural gas derivatives	5,757	—	5,757	—	—	—	—	—
Total liabilities	$6,054	$—	$5,757	$297	$256	$—	$—	$256

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$226,468	$226,468	$—	$—	$147,648	$147,648	$—	$—
FTRs	4,315	—	—	4,315	2,084	—	—	2,084
Natural gas derivatives	4,157	—	4,157	—	9,210	—	9,210	—
Total assets	$234,940	$226,468	$4,157	$4,315	$158,942	$147,648	$9,210	$2,084
Liability description
FTRs	$297	$—	$—	$297	$256	$—	$—	$256
Natural gas derivatives	5,757	—	5,757	—	—	—	—	—
Total liabilities	$6,054	$—	$5,757	$297	$256	$—	$—	$256

Cleco applied its Level 2 and Level 3 fair value techniques consistently between comparative fiscal periods. During the nine months ended September 30, 2025, and the year ended December 31, 2024, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At September 30, 2025, and December 31, 2024, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed
Consolidated Balance Sheets at September 30, 2025, and December 31, 2024:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$61,477	$21,562
Current restricted cash and cash equivalents	$30,368	$15,918
Non-current restricted cash and cash equivalents	$139,848	$116,492

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Cash and cash equivalents	$56,277	$15,263
Current restricted cash and cash equivalents	$30,368	$15,918
Non-current restricted cash and cash equivalents	$139,823	$116,467

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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Balances, beginning of period	$5,786	$3,548	$1,828	$2,306
Unrealized losses	(163)	(156)	(52)	(108)
Purchases	—	(7)	6,488	4,242
Settlements	(1,605)	(1,001)	(4,246)	(4,056)
Balances, end of period	$4,018	$2,384	$4,018	$2,384
* Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for
Cleco and Cleco Power at September 30, 2025, and December 31, 2024:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Sept. 30, 2025	$4,315	$297	RTO auction pricing	FTR price - per MWh	$(3.89)	$8.60	$0.39
FTRs at Dec. 31, 2024	$2,084	$256	RTO auction pricing	FTR price - per MWh	$(4.39)	$8.49	$0.27
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

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,031,540	$2,906,422	$2,922,003	$2,716,251
* The carrying value of long-term debt does not include deferred issuance costs of $15.3 million at September 30, 2025, and $11.6 million at December 31, 2024.

Cleco Power
	AT SEPT. 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,937,149	$1,959,563	$1,822,061	$1,800,633
* The carrying value of long-term debt does not include deferred issuance costs of $14.2 million at September 30, 2025, and $10.1 million at December 31, 2024.

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

Concentrations of Credit Risk
Cleco is exposed to counterparty credit risk due to the potential that a counterparty may fail to meet its financial obligations causing Cleco to potentially incur replacement cost losses.
At September 30, 2025, and December 31, 2024, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.
When Cleco enters into financial or physical commodity transactions with market participants, or commitments to build facilities to serve customers, it may be exposed to counterparty credit risk. To mitigate this risk, Cleco enters into long-form contracts and master agreements with counterparties. These agreements address the potential for credit default and include provisions for collateralization above prenegotiated thresholds. Under these agreements, counterparties are required to post margin to secure their obligations. To mitigate counterparty risk for customer-related projects, Cleco requires either cash collateral, such as credit deposits or letters of credit, or customer advances for construction (CIAC). Cash collateral is held until it is either returned to the counterparty or applied in the event of a default. CIAC is applied to active construction projects as reimbursement for Cleco’s incurred costs.
At September 30, 2025, and December 31, 2024, Cleco held cash collateral of $7.8 million and $14.8 million, respectively, recorded in Credit deposits on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At September 30, 2025, and December 31, 2024, Cleco held CIAC of $26.9 million and $27.4 million, respectively, recorded in Customer advances for construction on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At September 30, 2025, and December 31, 2024, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2025, and December 31, 2024:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,315	$2,084
Current	Energy risk management liabilities	(297)	(256)
Natural gas derivatives
Current	Energy risk management assets	2,876	9,210
Non-current	Energy risk management assets	1,281	—
Current	Energy risk management liabilities	(5,224)	—
Non-current	Energy risk management liabilities	(533)	—
Commodity-related contracts, net		$2,418	$11,038

The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025, and 2024:

	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2025	2024	2025	2024
Commodity-related contracts
FTRs(1)	Electric operations	$972	$483	$5,106	$1,991
FTRs(1)	Purchased power	(873)	(484)	(3,997)	(2,683)
Natural gas derivatives(2)(3)	Fuel used for electric generation	(3,108)	(7,129)	(4,230)	(22,786)
Total		$(3,009)	$(7,130)	$(3,121)	$(23,478)
(1) FTRs - Unrealized Gains (Losses)
The three and nine months ended September 30, 2025, include unrealized losses of $(0.2) million and $(0.1) million, respectively. The three and nine months ended September 30, 2024, include unrealized losses of $(0.2) million and $(0.1) million, respectively. Unrealized gains (losses) associated with FTRs are recorded through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
(2) Natural gas derivatives - Unrealized (Losses) Gains
The three and nine months ended September 30, 2025, include unrealized losses of $(6.1) million and $(10.8) million, respectively. The three and nine months ended September 30, 2024, include unrealized gains of $1.7 million and $11.8 million, respectively. Unrealized gains (losses) associated with natural gas derivatives are recorded through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
(3) Natural gas derivatives - Realized Losses in Accumulated Deferred Fuel
Realized gains and losses for Cleco Power are recorded in Accumulated deferred fuel until recovered through the FAC. Both the three and nine months ended September 30, 2025, and 2024 include realized losses of $(0.1) million and $(1.5) million, respectively, recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
The following table presents the volume of commodity-related derivative contracts outstanding at September 30, 2025, and December 31, 2024, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2025	AT DEC. 31, 2024
Commodity-related contracts
FTRs	MWh	10,322	6,720
Natural gas derivatives	MMBtus	43,022	18,595

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
Cleco Power’s total long-term debt due within one year as of September 30, 2025, and December 31, 2024, was as follows:

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Senior notes, 3.68%	$75,000	$75,000
Series A GO Zone bonds, 2.50%	—	50,000
Bank term loan, variable rate	—	125,000
Cleco Securitization I storm recovery bonds, 4.016%	15,699	15,087
Cleco Securitization II energy transition bonds, 4.680%	6,733	—
Long-term debt due within one year	97,432	265,087
Unamortized debt issuance costs	(11)	(153)
Long-term debt due within one year, net	$97,421	$264,934

Cleco’s total long-term debt due within one year as of September 30, 2025, and December 31, 2024, was as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Total Cleco Power long-term debt due within one year, net	$97,421	$264,934
Senior notes, 3.743%	360,000	—
Long-term debt due within one year	457,421	264,934
Unamortized debt issuance costs	(193)	—
Long-term debt due within one year, net	$457,228	$264,934

Note 9 — Pension Plan and Employee Benefits

Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2024, management estimates that $76.1 million in pension contributions will be required through 2029, of which $16.5 million is required in 2025. In January 2025, Cleco made an $11.5 million required contribution payment towards the 2025 plan year and a $5.0 million required contribution towards the 2024 plan year. Cleco expects to make a $16.8 million required contribution to the pension plan in 2026.
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service components of periodic pension costs, such as interest, expected return on plan assets, amortization of prior service costs and/or actuarial gains or losses, are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension cost for the three and nine months ended September 30, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Components of periodic benefit costs
Service cost	$966	$1,114	$2,899	$3,490
Non-service cost
Interest cost	6,776	6,535	20,329	19,605
Expected return on plan assets	(8,292)	(7,607)	(24,876)	(22,821)
Net periodic benefit (income) cost	$(550)	$42	$(1,648)	$274

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2025, was $0.2 million and $0.7 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2024, was $0.4 million and $1.3 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at September 30, 2025, and December 31, 2024, were as follows:

(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current	$12,764	$16,344
Non-current	$54,682	$69,250
Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service components of periodic Other Benefits cost, such as interest, expected return on plan assets, amortization of prior service costs and/or actuarial gains or losses, are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of periodic Other Benefits cost for the three and nine months ended September 30, 2025, and 2024 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Components of periodic benefit costs
Service cost	$395	$475	$1,184	$1,375
Non-service cost
Interest cost	586	583	1,757	1,750
Amortization
Net loss	74	156	222	367
Net periodic benefit cost	$1,055	$1,214	$3,163	$3,492

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025, was $1.0 million and $3.1 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, was $1.1 million and $3.2 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current	$5,279	$5,279
Non-current	$37,919	$38,724

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current	$4,524	$4,524
Non-current	$29,407	$30,054

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
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service components of periodic benefit cost related to SERP, such as interest, expected return on plan assets, amortization of prior service costs and/or actuarial gains or losses, are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2025, and 2024 were as follows:

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Components of periodic benefit costs
Service cost	$14	$34	$43	$101
Non-service cost
Interest cost	864	836	2,591	2,507
Amortizations
Prior period service credit	(54)	(54)	(161)	(161)
Net gain	(35)	(21)	(104)	(61)
Net periodic benefit cost	$789	$795	$2,369	$2,386

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025, was $0.1 million and $0.4 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, was $0.1 million and $0.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2025, and December 31, 2024, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current	$4,815	$4,815
Non-current	$57,920	$58,728

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Current	$833	$833
Non-current	$9,963	$10,160
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2025, and 2024 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
401(k) Plan expense	$1,796	$1,766	$6,767	$7,078

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2025, and 2024 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
401(k) Plan expense	$349	$347	$1,452	$2,685

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and nine months ended September 30, 2025, and 2024:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2025	2024	2025	2024
Effective tax rate	19.8%	(7.6)%	18.7%	(10.2)%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2025	2024	2025	2024
Effective tax rate	20.2%	10.1%	19.5%	9.2%

For Cleco and Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2025, and 2024 were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, adjustments to tax returns as filed and state tax expense.

Tax Rate Changes
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and nine months ended September 30, 2025, and 2024, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At September 30, 2025, and December 31, 2024, Cleco and Cleco Power had no liability for

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statement of Income. For the three and nine months ended September 30, 2025, and 2024, no penalties were recognized.

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

Segment Information
FOR THE THREE MONTHS ENDED SEPT. 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$237,027
Fuel cost recovery revenue(1)	134,515
Other operations	33,835
Affiliate revenue	244
Operating revenue, net	$405,621
Less:
Recoverable fuel and purchased power(1)	$134,491
Non-recoverable fuel and purchased power	13,196
Other operations and maintenance(2)	67,374
Taxes other than income taxes	15,943
Other segment items(3)	(3,213)
EBITDA	$177,830
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $19.9 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED SEPT. 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$237,027	$(186)		$—	$236,841
Fuel cost recovery revenue	134,515	—		—	134,515
Other operations	33,835	1,588		(9)	35,414
Affiliate revenue	244	19,595		(19,839)	—
Operating revenue, net	$405,621	$20,997		$(19,848)	$406,770
Depreciation and amortization	$52,209	$2,444	(1)	$(1)	$54,652
Interest income	$1,408	$2,704		$(50)	$4,062
Interest charges	$26,631	$11,453		$(50)	$38,034
Federal and state income tax expense (benefit)	$20,269	$(2,480)		$—	$17,789
Net income (loss)	$80,129	$(7,869)		$—	$72,260
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$226,990
Fuel cost recovery revenue(1)	85,593
Other operations	24,433
Affiliate revenue	1,397
Electric customer credits	(1,046)
Operating revenue, net	$337,367
Less:
Recoverable fuel and purchased power(1)	85,706
Non-recoverable fuel and purchased power	12,169
Other operations and maintenance(2)	60,387
Taxes other than income taxes	14,590
Other segment items(3)	(715)
EBITDA	$165,230
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $25.1 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$226,990	$(186)		$—	$226,804
Fuel cost recovery revenue	85,593	—		—	85,593
Other operations	24,433	4,364		(13)	28,784
Affiliate revenue	1,397	22,733		(24,130)	—
Electric customer credits	(1,046)	—		—	(1,046)
Operating revenue, net	$337,367	$26,911		$(24,143)	$340,135
Depreciation and amortization	$48,213	$2,266	(1)	$—	$50,479
Interest income	$1,065	$5,326		$(25)	$6,366
Interest charges	$25,014	$12,445		$(23)	$37,436
Federal and state income tax expense (benefit)	$9,396	$(16,039)		$—	$(6,643)
Income from continuing operations, net of income taxes	$83,672	$10,178		$—	$93,850
Income from discontinued operations, net of income taxes	—	742		—	742
Net income	$83,672	$10,920		$—	$94,592
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information
FOR THE NINE MONTHS ENDED SEPT. 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$610,434
Fuel cost recovery revenue(1)	321,074
Other operations	87,672
Affiliate revenue	734
Operating revenue, net	$1,019,914
Less:
Recoverable fuel and purchased power(1)	$321,052
Non-recoverable fuel and purchased power	19,340
Other operations and maintenance(2)	187,889
Taxes other than income taxes	45,386
Other segment items(3)	(4,936)
EBITDA	$451,183
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $66.2 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

FOR THE NINE MONTHS ENDED SEPT. 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$610,434	$(558)		$—	$609,876
Fuel cost recovery revenue	321,074	—		—	321,074
Other operations	87,672	5,181		(28)	92,825
Affiliate revenue	734	57,020		(57,754)	—
Operating revenue, net	$1,019,914	$61,643		$(57,782)	$1,023,775
Depreciation and amortization	$151,039	$7,100	(2)	$—	$158,139
Interest income	$7,434	$8,066		$(273)	$15,227
Interest charges	$78,566	$33,814		$(273)	$112,107
Federal and state income tax expense (benefit)	$44,715	$(7,855)		$—	$36,860
Net income (loss)	$184,297	$(23,828)		$—	$160,469
Additions to property, plant, and equipment	$251,200	$23		$—	$251,223
Equity investment in investees(1)	$1,916	$(848,952)		$848,952	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$7,235,697	$(324,086)		$786,653	$7,698,264
(1) Balances as of September 30, 2025. (2) Includes $0.6 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE NINE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$546,335
Fuel cost recovery revenue(1)	249,398
Other operations	74,032
Affiliate revenue	11,788
Electric customer credits	(3,441)
Operating revenue, net	$878,112
Less:
Recoverable fuel and purchased power(1)	249,549
Non-recoverable fuel and purchased power	25,781
Other operations and maintenance(2)	176,817
Taxes other than income taxes	43,711
Other segment items(3)	8,609
EBITDA	$373,645
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $67.2 million.
(3) Includes amounts for equity portions of AFUDC, equity income from investee, pension non-service costs, changes in the cash surrender value of life insurance policies, and expenses related to Project Diamond Vault.

FOR THE NINE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$546,335	$(2,695)		$—	$543,640
Fuel cost recovery revenue	249,398	—		—	249,398
Other operations	74,032	5,545		(12)	79,565
Affiliate revenue	11,788	80,156		(91,944)	—
Electric customer credits	(3,441)	—		—	(3,441)
Operating revenue, net	$878,112	$83,006		$(91,956)	$869,162
Depreciation and amortization	$188,970	$8,885	(2)	$—	$197,855
Interest income	$3,257	$7,432		$(262)	$10,427
Interest charges	$73,614	$45,768		$(262)	$119,120
Federal and state income tax expense (benefit)	$10,508	$(15,436)		$—	$(4,928)
Income (loss) from continuing operations, net of income taxes	$103,810	$(50,574)		$—	$53,236
Income from discontinued operations, net of income taxes	—	45,415		—	45,415
Net income (loss)	$103,810	$(5,159)		$—	$98,651
Additions to property, plant, and equipment	$186,691	$3,985		$—	$190,676
Equity investment in investees(1)	$1,916	$(848,952)		$848,952	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,879,566	$(286,556)		$776,596	$7,369,606
(1) Balances as of December 31, 2024. (2) Includes $2.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Net income	$72,260	$94,592	$160,469	$98,651
Less: income from discontinued operations, net of income taxes	—	742	—	45,415
Income from continuing operations, net of income taxes	72,260	93,850	160,469	53,236
Add: Depreciation and amortization	54,652	50,479	158,139	197,855
Less: Interest income	4,062	6,366	15,227	10,427
Add: Interest charges	38,034	37,436	112,107	119,120
Add: Federal and state income tax expense (benefit)	17,789	(6,643)	36,860	(4,928)
Add: Other corporate costs and noncash items(1)(2)	(843)	(3,526)	(1,165)	18,789
Total segment EBITDA	$177,830	$165,230	$451,183	$373,645
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.
(2) Includes gain (loss) on Cleco Cajun’s natural gas derivatives of $(6.5) million for the nine months ended September 30, 2024. After the closing of the Cleco Cajun Divestiture, all natural gas derivatives related to Cleco Cajun were liquidated, therefore, there was no gain (loss) on natural gas derivatives for Cleco Cajun for the three months ended September 30, 2024.

Note 12 — Regulation and Rates

Dolet Hills Regulatory Refund
On April 19, 2024, the LPSC approved an uncontested settlement for recovery of costs associated with the retirement of the Dolet Hills Power Station and the closure of the Oxbow mine. As a result of this settlement, Cleco Power issued $20.0 million of refunds in each of the third quarters of 2024 and 2025 and will issue a refund of $20.0 million in the third quarter of 2026 for a total refund of $60.0 million. For more information about the settlement, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

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
On October 31, 2024, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2024, indicating no refund to Cleco Power’s retail customers. Cleco Power has received the LPSC Staff’s final report indicating no refund and no material findings. On October 31, 2025, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2025, indicating no refund to Cleco Power’s retail customers. Due to the nature of the regulatory process, management is not able to determine the timing of the approval of this report.
Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At September 30, 2025, and December 31, 2024, Cleco Power had $0.5 million and $4.0 million, respectively, recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Cleco Securitization I
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Restricted cash - current	$7,210	$15,918
Accounts receivable - affiliate	3,493	2,996
Intangible asset - securitization	373,822	384,908
Total assets	$384,525	$403,822
Long-term debt due within one year	$15,699	$15,087
Accounts payable	3	—
Accounts payable - affiliate	35	113
Interest accrued	1,448	5,997
Long-term debt, net	365,207	380,468
Total liabilities	382,392	401,665
Member’s equity	2,133	2,157
Total liabilities and member’s equity	$384,525	$403,822

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Operating revenue	$8,843	$8,776	$24,442	$24,578
Operating expenses	(4,448)	(4,271)	(11,092)	(10,876)
Interest income	167	214	442	557
Interest charges, net	(4,537)	(4,694)	(13,718)	(14,185)
Net income	$25	$25	$74	$74

Cleco Securitization II
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2025
Restricted cash - current	$12,538
Accounts receivable - affiliate	2,939
Restricted cash and cash equivalents	2,720
Intangible asset - securitization	292,800
Total assets	$310,997
Long-term debt due within one year	$6,733
Accounts payable - affiliate	150
Interest accrued	8,646
Long-term debt, net	293,113
Total liabilities	308,642
Member’s equity	2,355
Total liabilities and member’s equity	$310,997

The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2025	FOR THE NINE MONTHS ENDED SEPT. 30, 2025
Operating revenue	$7,316	$15,550
Operating expenses	(3,343)	(6,689)
Interest income	95	106
Interest charges, net	(4,037)	(8,900)
Net income	$31	$67

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2025, consisted of its equity investment of approximately $1.9 million.
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

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Oxbow’s net assets/liabilities	$3,832	$3,832
Cleco Power’s 50% equity	$1,916	$1,916
Cleco Power’s maximum exposure to loss	$1,916	$1,916

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	2025	2024	2025	2024
Operating revenue	$57	$55	$230	$306
Operating expenses	(57)	(55)	(230)	(209)
Gain on sale of property	—	—	—	1,356
Interest income	—	—	—	(97)
Income before taxes	$—	$—	$—	$1,356

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Gulf Coast Spinning
In September 2015, Gulf Coast Spinning Company, LLC (Gulf Coast Spinning) initiated a lawsuit against Cleco, claiming that Cleco failed to meet obligations under an alleged verbal agreement. According to Gulf Coast Spinning, Cleco promised to provide $6.5 million in startup funding and assist it in raising approximately $60.0 million for the construction of a cotton spinning facility near Bunkie, Louisiana. Diversified Lands loaned $2.0 million, secured by a mortgage on the Bunkie project site, to Gulf Coast Spinning for the project. In February 2020, Diversified Lands foreclosed on the Bunkie property and asserted additional claims against the former owner of Gulf Coast Spinning. These claims are based on contractual and credit documents executed by Gulf Coast Spinning, with the former owner of Gulf Coast Spinning personally guaranteeing the obligations. Diversified Lands is seeking to recover the outstanding debt after the foreclosure. This action has been consolidated with the litigation originally filed by Gulf Coast Spinning in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Mediation efforts conducted in August 2025 did not resolve these matters, and a trial is scheduled for March 2026.
Cleco maintains that all allegations made by Gulf Coast Spinning are contradicted by the written documents executed by Gulf Coast Spinning and are without merit. Cleco believes it has substantial meritorious defenses to these claims.

Dispute with Saulsbury Industries, Inc.
In October 2018, Cleco Power filed suit against Saulsbury Industries, Inc. (Saulsbury), the former general contractor for the St. Mary Clean Energy Center project. Cleco Power seeks damages for Saulsbury’s failure to complete the project on time and for additional costs incurred to hire a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. In October 2019, Saulsbury filed a counterclaim alleging that Cleco Power owed the remaining balance under the contract, as well as additional costs from an accelerated recovery attempt and costs incurred during an extended delay period. Both parties are involved in ongoing discovery, and a trial date is expected to be set in 2026. Cleco Power believes that it has substantial meritorious claims and defenses to the counterclaims asserted by Saulsbury.

LPSC Audits and Reviews

Fuel Audits
Cleco Power’s fuel costs for electric generation and purchased power are typically recovered through the LPSC-established FAC, which allows Cleco Power to pass on most of these expenses to its customers. The recovery of FAC costs is subject to periodic audits by the LPSC, conducted at least every other year.
Currently, Cleco Power’s fuel costs for 2020 through 2022 totaling $1.10 billion are under audit. On July 28, 2025, Cleco
Power received the audit report from the LPSC indicating no material findings. Cleco Power’s FAC filings for January 2023 onward remain subject to audit. Management cannot predict or reasonably estimate the potential range of any disallowances related to these filings; however, historical disallowances have not been material. Any ordered refund due to a disallowance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

Energy Efficiency Audit
Following a 2013 LPSC General Order, Cleco Power began participating in energy efficiency programs in November 2014. Through its approved rate tariff, Cleco Power recovered $10.2 million in both program years 2024 and 2023. These amounts are subject to LPSC audit.
In January 2024, the LPSC shifted administrative control of energy efficiency programs to an independent, third-party administrator, removing a utility’s ability to recover lost revenues from reduced electricity sales. On April 16, 2025, the LPSC approved termination of the third-party administrator, and on May 19, 2025, the LPSC established the Louisiana Energy Efficiency Program (LEEP). LEEP incorporates aspects of the previous programs with revised rules and modifications, including the ability to recover lost revenues from reduced electricity sales, that were formally approved by the LPSC on August 20, 2025. LEEP will launch on January 1, 2026, with new energy efficiency rates effective June 1, 2026. Cleco Power remains subject to audit for program years 2023 onward.

Dolet Hills Securitization
Cleco Power sought recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs.
On April 19, 2024, the LPSC approved an uncontested settlement containing the following provisions:

•a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station,
•an additional $20.0 million refund per year to Cleco Power’s retail customers as a credit to their bills during the third

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements as of March 31, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits bringing the reserve for refund to $60.0 million.

For more information on the regulatory asset activity related to the uncontested settlement, see Note 5 — “Regulatory Assets and Liabilities.”
On March 12, 2025, Cleco Power completed the securitization financing of the Energy Transition Property through Cleco Securitization II. Cleco Securitization II used the net proceeds from its issuance of $305.0 million aggregate principal amount of its senior secured energy transition bonds to purchase Energy Transition Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization II. Cleco Power utilized the proceeds received from Cleco Securitization II to fund the energy transition reserve, repay its $125.0 million bank term loan, and repay the short-term debt outstanding on its revolving credit facility.
Cleco Power began billing its retail customers on April 1, 2025, for the required amounts to service Cleco Securitization II's energy transition bonds.

MISO Load Shed Event
On May 25, 2025, MISO experienced a transmission system emergency due to transmission system constraints, including an ongoing forced outage on a 500 kilovolt line due to prior storm damage. To maintain grid stability, MISO directed temporary service interruptions for certain customers in Cleco Power’s service territory. Immediately following the event, an after-action review was initiated by the LPSC. On October 23, 2025, the LPSC completed its after-action review and did not issue penalties regarding the event. SERC, on behalf of NERC, has also opened a formal investigation. Cleco Power has responded to SERC’s requests for information. Cleco Power believes its response to this event was reasonable under the circumstances and does not expect to be issued a penalty.

FERC Audits and Reviews
In 2024, FERC ruled as part of Docket EL14-12-016 that the MISO transmission owners’ base ROE should be lowered to 9.98%, with a total or maximum ROE including incentives not to exceed 12.58%. The effective date of the change was September 28, 2016, for the MISO Attachment O rates. As a result, Cleco Power estimated and recorded a potential refund of $0.5 million to be refunded by May 2026.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2025, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $10.2 million and $9.7 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the recently retired and partially demolished Dolet Hills Power Station, have agreed to pay the principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of September 30, 2025, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement expires after 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
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
In September 2025, Cleco Power recorded an increase of $8.6 million in its ARO balance due to revised cost estimates related to the clean up and closure work at the Dolet Hills Power Station landfill.

Risks and Uncertainties
Cleco faces potential adverse consequences if Cleco’s counterparties fail to perform their contractual obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a key source of funding for short- and long-term capital requirements not satisfied by operating cash flows.
Significant changes in the regulatory environment or market conditions could require Cleco to evaluate if its assets have suffered an other-than-temporary decline in value, which could result in impairment charges and could materially affect Cleco’s financial condition.

Note 15 — Affiliate Transactions
Cleco Holdings has balances that are payable to or due from its affiliate, Cleco Group. The following table is a summary of those balances:

	AT SEPT. 30, 2025		AT DEC. 31, 2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Group	$5,653	$19,939	$35,459	$21,368

Affiliate receivable decreased $29.8 million primarily due to the filing of the 2024 federal income tax return, which incorporated the utilization of net operating losses and final allocation of consolidated taxable income.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

		AT SEPT. 30, 2025	AT DEC. 31, 2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$8	$3,840	$185	$318
Support Group	—	9,201	989	11,071
Total	$8	$13,041	$1,174	$11,389

Note 16 — Intangible Assets and Goodwill

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
The following table presents the amortization expense recognized during the three and nine months ended September 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Amortization expense
Storm Recovery Property	$4,312	$4,176	$10,732	$10,523
Energy Transition Property	$3,274	$—	$6,539	$—

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Storm Recovery Property	$415,593	$415,946
Energy Transition Property	299,338	—
Total securitized intangible assets carrying value	714,931	415,946
Accumulated amortization	(48,309)	(31,038)
Net securitized intangible assets subject to amortization	$666,622	$384,908

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At September 30, 2025, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization expense is recorded in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three and nine months ended September 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	2025	2024
Amortization expense
Power supply agreements	$186	$186	$558	$2,695

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT SEPT. 30, 2025	AT DEC. 31, 2024
Power supply agreements	$14,238	$14,238
Accumulated amortization	(7,045)	(6,487)
Net other intangible assets subject to amortization	$7,193	$7,751

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion Management assigned the recognized goodwill to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired.
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
Cleco conducted its 2025 annual impairment test using an August 1, 2025, measurement date and determined that the estimated fair value of the Cleco Power reporting unit exceeded its carrying value, and no impairment existed.

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are presented as a component of member’s equity on Cleco's and Cleco Power's Condensed Consolidated Balance Sheets, and are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025	FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(3,447)	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(383)	(1,146)
Balance, Sept. 30, 2025	$(3,830)	$(3,830)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(5,555)	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(300)	(743)
Balance, Sept. 30, 2024	$(5,855)	$(5,855)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2025			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,148)	$(4,515)	$(9,663)	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	152	—	152	461	—	461
Reclassification of net loss to interest charges	—	65	65	—	192	192
Balances, Sept. 30, 2025	$(4,996)	$(4,450)	$(9,446)	$(4,996)	$(4,450)	$(9,446)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,204)	$(4,670)	$(9,874)	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	192	—	192	543	—	543
Reclassification of net loss to interest charges	—	63	63	—	189	189
Balances, Sept. 30, 2024	$(5,012)	$(4,607)	$(9,619)	$(5,012)	$(4,607)	$(9,619)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2025, and 2024.

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

Regulatory Structure and Rate Case Outlook
Cleco Power’s retail rates are governed by an FRP approved by the LPSC, which allows for annual adjustments based on an ROE. The FRP provides a structured regulatory environment that supports Cleco Power’s ability to recover costs and earn a reasonable return while maintaining rate stability for customers.
As of July 1, 2024, Cleco Power’s FRP permits a target ROE of 9.7%, with refund obligations for earnings above 10.3%. The FRP also includes a residential revenue decoupling mechanism to stabilize recovery of base revenues.
Cleco Power is required to file its next base rate case with the LPSC by June 30, 2026, with rates effective on July 1, 2027. This filing will provide an opportunity to reassess the cost structure, capital investments, and evolving customer needs, including those related to grid modernization, renewable integration, and electrification initiatives. Management is preparing for this filing as part of Cleco Power’s regulatory and financial planning process.

ESG
Cleco is accelerating its efforts to address environmental, social, and governance priorities. Currently, management is unable to predict what impact the implementation of these ESG initiatives will have on the Registrants. For more information on these ESG initiatives, see Part I, Item 1, “Business — Human Capital,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information about Cleco’s environmental initiatives, see “— Decarbonization Initiatives” and “— Renewable and Electrification Initiatives.”

Environmental
Cleco is expanding renewable and electrification initiatives and transitioning away from coal-fired generation. It aims to reduce GHG emissions from its generating fleet by approximately 50% by 2035, with a long-term goal of net-zero emissions by 2050.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

Economic Outlook
Current uncertainties about U.S. and international economic policy regarding tariffs and retaliatory tariffs, including the announcement and rescission of multiple tariffs by the U.S. on imports from several foreign jurisdictions, have increased macroeconomic uncertainty. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which Cleco operates. Management is continuing to monitor the economic effects of such shifting policies, which remain uncertain and could affect Cleco’s ability to forecast results and have a material adverse effect on results of operations, financial condition, or cash flows. In addition, the risk associated with the current U.S. federal government shutdown that began on October 1, 2025, is disrupting federal agencies, resulting in regulatory delays and heightened economic uncertainty, which may reduce customer demand for and payment of utility services.

Regional Grid Reliability
Cleco Power continues to prioritize system reliability and operational resilience in the face of evolving grid demands and environmental conditions. As part of this effort, Cleco Power monitors and manages risks associated with potential service outages. Load shedding may occur during periods of extreme weather or transmission constraints to maintain overall grid stability. While Cleco Power works proactively to mitigate these risks through infrastructure investments, demand-side management, and coordination with MISO, the load shed event in May 2025 was initiated by a MISO directive and highlights the ongoing operational challenges posed by extreme weather and system constraints. These operational challenges coincided with increased market prices due to Cleco’s need to purchase power at elevated rates, as several generating units were unavailable. As electrification and customer demand increase, particularly during peak usage, Cleco Power continues to assess system readiness and invest in grid modernization to reduce the likelihood and impact of service interruptions. However, Cleco Power cannot guarantee that such events will not recur, particularly in the context of extreme weather or unforeseen system disruptions. For more information on the May 2025 event, see Item 1, Notes to the Unaudited Condensed Consolidated Financial Statements — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.” For more information on Cleco Power’s grid resiliency plan, see “— Grid Resiliency and Hardening.”

Generation Planning
Cleco Power’s participation in MISO’s Expedited Resource Addition Study (“ERAS”) could significantly impact its long-term generation planning and its ability to meet future reliability and capacity needs. ERAS is a newly launched MISO initiative designed to accelerate the interconnection timeline for new generation resources, with the potential to enable interconnection agreements within approximately 90 days, which is substantially faster than traditional MISO study cycles. While ERAS offers an expedited path for select projects, the majority of new generation resources will continue to follow MISO’s Definitive Planning Phase (DPP), which is the standard interconnection process consisting of multiple phases of system impact and facilities studies that typically span more than a year. This process includes detailed evaluations of network upgrades and reliability impacts and requires milestone commitments and financial deposits at various stages. Because DPP remains the primary pathway for most projects, Cleco’s long-term planning must account for both ERAS opportunities and DPP requirements, as delays or cost implications in either process could materially affect resource adequacy and investment decisions.
Cleco Power is actively participating in ERAS, which is subject to limitations on the total number and timing of submissions and requires a financial commitment to MISO for each submission. Cleco’s ability to meet future reliability and capacity requirements may be materially affected by anticipated load growth from large-scale commercial and industrial customers, and the financial commitment required for ERAS participation.
Cleco continues to monitor developments in the MISO planning processes, including ERAS and DPP, and is actively evaluating its options in response to these changes. While participation is underway, there can be no assurance that ERAS will result in favorable outcomes. However, the emergence of ERAS represents a material consideration in Cleco’s long-term generation planning and capital investment strategy.

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault; however, due to increases in the estimated investment required, as well as the current economic and financing

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
environment, Cleco Power’s management is evaluating alternatives to decarbonize Madison Unit 3 as required by environmental regulations.
Management is considering the most economically viable decarbonization strategies and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating units and ESG goals to sustainably reduce its GHG emissions. For more information on environmental matters that could affect Cleco Power’s decarbonization initiatives, see “— Results of Operations — Regulatory and Other Matters — Environmental Matters.”

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
Cleco Power is pursuing additional renewable resources and battery storage to diversify its generation portfolio. In April 2025, Cleco Power launched a formal request for proposals (RFP) process to secure up to approximately 500 MW of renewable energy and 150 MW of battery storage, as recommended in its most recent IRP. To update stakeholders, Cleco Power filed an interim IRP with the LPSC in September 2025, stating that the RFP will be completed. Management is currently reviewing bids, but due to the nature of these processes, management is not certain when the RFP process will be complete.
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, increasing the supply of light duty electric vehicles and forklifts, and electric vehicle charging sites, among others.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $109.0 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of September 30, 2025, Cleco Power had spent $83.1 million on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes $257.6 million for 781 projects to be completed over 5 years. On November 3, 2025, Cleco Power filed an uncontested stipulated settlement with the LPSC, reducing the proposed investment to approximately $200.0 million, with the hearing scheduled for November 10, 2025. Management expects the costs related to these projects to be recoverable through appropriate ratemaking treatment, subject to LPSC approval.

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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025, and 2024

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue, net	$406,770	$340,135	$66,635	19.6%
Operating expenses	286,563	224,166	(62,397)	(27.8)%
Operating income	120,207	115,969	4,238	3.7%
Interest income	4,062	6,366	(2,304)	(36.2)%
Allowance for equity funds used during construction	780	977	(197)	(20.2)%
Other income, net	3,034	1,331	1,703	127.9%
Interest charges	38,034	37,436	(598)	(1.6)%
Federal and state income tax expense (benefit)	17,789	(6,643)	(24,432)	(367.8)%
Income from continuing operations, net of income taxes	72,260	93,850	(21,590)	(23.0)%
Income from discontinued operations, net of income taxes	—	742	(742)	(100.0)%
Net income	$72,260	$94,592	$(22,332)	(23.6)%

The decrease in Cleco’s results of operations is primarily attributable to the following:

•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”
•lower interest income of $2.6 million primarily due to lower average cash balances following the distribution of proceeds from the Cleco Cajun Divestiture in 2024.

These decreases were partially offset by activity of its reportable segment, Cleco Power, excluding Cleco Power’s income taxes, which are consolidated at Cleco. For detailed discussions of those impacts, see “— Cleco Power.”

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue
Base	$237,027	$226,990	$10,037	4.4%
Fuel cost and purchased power recovery	134,515	85,593	48,922	57.2%
Electric customer credits	—	(1,046)	1,046	100.0%
Other operations	33,835	24,433	9,402	38.5%
Affiliate revenue	244	1,397	(1,153)	(82.5)%
Operating revenue, net	405,621	337,367	68,254	20.2%
Operating expenses
Recoverable fuel and purchased power	134,491	85,706	(48,785)	(56.9)%
Non-recoverable fuel and purchased power	13,196	12,169	(1,027)	(8.4)%
Other operations and maintenance	67,374	60,387	(6,987)	(11.6)%
Depreciation and amortization	52,209	48,213	(3,996)	(8.3)%
Taxes other than income taxes	15,943	14,590	(1,353)	(9.3)%
Total operating expenses	283,213	221,065	(62,148)	(28.1)%
Operating income	122,408	116,302	6,106	5.3%
Interest income	1,408	1,065	343	32.2%
Allowance for equity funds used during construction	780	977	(197)	(20.2)%
Other income (expense), net	2,433	(262)	2,695	*
Interest charges	26,631	25,014	(1,617)	(6.5)%
Federal and state income tax expense	20,269	9,396	(10,873)	(115.7)%
Net income	$80,129	$83,672	$(3,543)	(4.2)%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,175	1,169	0.5%
Commercial	788	797	(1.1)%
Industrial	580	598	(3.0)%
Other retail	32	33	(3.0)%
Total retail	2,575	2,597	(0.8)%
Sales for resale	7	139	(95.0)%
Total retail and wholesale customer sales	2,582	2,736	(5.6)%

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$130,700	$123,278	6.0%
Commercial	69,156	66,220	4.4%
Industrial	32,262	32,100	0.5%
Other retail	3,635	3,758	(3.3)%
Total retail	235,753	225,356	4.6%
Sales for resale	1,274	1,634	(22.0)%
Total base revenue	$237,027	$226,990	4.4%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,656	1,649	1,564	0.4%	5.9%

Base
Base revenue increased $10.0 million primarily due to higher rates largely resulting from an increase in the IICR, which is adjusted annually.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 100% of Cleco Power’s total fuel cost during the third quarter of 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended September 30, 2025, were impacted primarily by higher natural gas costs as compared to the three months ended September 30, 2024.

Other Operations Revenue
Other operations revenue increased $9.4 million primarily due to higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025.

Other Operations and Maintenance
Other operations and maintenance expense increased $7.0 million primarily due to higher right-of-way maintenance.

Depreciation and Amortization
Depreciation and amortization increased $4.0 million primarily due to higher amortization of securitized intangible assets due to Cleco Securitization II’s purchase of Energy Transition Property.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $1.4 million primarily due to higher property and franchise taxes.

Other Income (Expense), net
Other income (expense), net increased $2.7 million primarily due to $1.6 million of higher royalty-related income from mineral interests and associated lease activities, lower non-service pension-related costs of $0.5 million, and the absence of $0.5 million for expenses relating to Project Diamond Vault.

Interest Charges
Interest charges increased $1.6 million primarily due to $0.9 million of higher debt balances and $0.8 million from higher interest on variable rate debt.

Income Taxes
For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Comparison of the Nine Months Ended September 30, 2025, and 2024

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue, net	$1,023,775	$869,162	$154,613	17.8%
Operating expenses	734,932	705,301	(29,631)	(4.2)%
Operating income	288,843	163,861	124,982	76.3%
Interest income	15,227	10,427	4,800	46.0%
Allowance for equity funds used during construction	2,213	1,758	455	25.9%
Equity income from investee before income tax	—	672	(672)	(100.0)%
Other income (expense), net	3,153	(9,290)	12,443	133.9%
Interest charges	112,107	119,120	7,013	5.9%
Federal and state income tax expense (benefit)	36,860	(4,928)	(41,788)	(848.0)%
Income from continuing operations, net of income taxes	160,469	53,236	107,233	201.4%
Income from discontinued operations, net of income taxes	—	45,415	(45,415)	(100.0)%
Net income	$160,469	$98,651	$61,818	62.7%

The increase in Cleco’s results of operations is primarily attributable to the following:

•activity of its reportable segment, Cleco Power, which is consolidated at Cleco. For detailed discussions of those impacts, see “— Cleco Power.”
•lower interest charges at Cleco Holdings of $12.0 million due to lower outstanding debt balances.
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

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	CHANGE
Operating revenue
Base	$610,434	$546,335	$64,099	11.7%
Fuel cost and purchased power recovery	321,074	249,398	71,676	28.7%
Electric customer credits	—	(3,441)	3,441	100.0%
Other operations	87,672	74,032	13,640	18.4%
Affiliate revenue	734	11,788	(11,054)	(93.8)%
Operating revenue, net	1,019,914	878,112	141,802	16.1%
Operating expenses
Recoverable fuel and purchased power	321,052	249,549	(71,503)	(28.7)%
Non-recoverable fuel and purchased power	19,340	25,781	6,441	25.0%
Other operations and maintenance	187,889	176,817	(11,072)	(6.3)%
Depreciation and amortization	151,039	188,970	37,931	20.1%
Taxes other than income taxes	45,386	43,711	(1,675)	(3.8)%
Total operating expenses	724,706	684,828	(39,878)	(5.8)%
Operating income	295,208	193,284	101,924	52.7%
Interest income	7,434	3,257	4,177	128.2%
Allowance for equity funds used during construction	2,213	1,758	455	25.9%
Equity income from investee before income tax	—	672	(672)	(100.0)%
Other income (expense), net	2,723	(11,039)	13,762	124.7%
Interest charges	78,566	73,614	(4,952)	(6.7)%
Federal and state income tax expense	44,715	10,508	(34,207)	(325.5)%
Net income	$184,297	$103,810	$80,487	77.5%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,992	2,908	2.9%
Commercial	2,095	2,082	0.6%
Industrial	1,681	1,680	0.1%
Other retail	93	94	(1.1)%
Total retail	6,861	6,764	1.4%
Sales for resale	172	859	(80.0)%
Total retail and wholesale customer sales	7,033	7,623	(7.7)%

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$315,170	$272,255	15.8%
Commercial	190,822	167,403	14.0%
Industrial	89,235	78,223	14.1%
Other retail	10,705	9,394	14.0%
Total retail	605,932	527,275	14.9%
Sales for resale	4,502	19,060	(76.4)%
Total base revenue	$610,434	$546,335	11.7%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	893	789	889	13.2%	0.4%
Cooling degree-days	2,955	2,928	2,647	0.9%	11.6%

Base
Base revenue increased $64.1 million primarily due to $72.9 million of higher rates, largely resulting from the implementation of Cleco Power’s new retail rate plan and the IICR, which is adjusted annually. Also contributing to the increase was $8.7 million related to higher usage from colder winter weather. These increases were partially offset by $14.2 million of lower wholesale revenue largely due to the expiration of a wholesale contract in March 2024.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 98% of Cleco Power’s total fuel cost during the first nine months of 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the nine months ended September 30, 2025, were impacted primarily by higher natural gas costs as compared to the nine months ended September 30, 2024. Also contributing to the increase were higher LMPs resulting from transmission constraints within MISO, as well as generation outages at
Cleco Power. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $3.4 million primarily due to $1.3 million for the absence of the partial disallowance associated with the Dolet Hills prudency review and $1.1 million for the absence of refunds to Cleco Power’s retail customers related to the St. Mary Clean Energy Center.
Other Operations Revenue
Other operations revenue increased $13.6 million primarily due to $15.5 million of higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025 and $5.6 million of higher MISO transmission revenue. These increases were partially offset by $6.3 million of lower wholesale transmission revenue resulting from the expiration of a wholesale contract in March 2024 and $1.1 million of lower reconnection fees.

Affiliate Revenue
Affiliate revenue decreased $11.1 million primarily due to the absence of internal software services provided to affiliates in accordance with service agreements as a result of the Cleco Cajun Divestiture in 2024.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $6.4 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Other Operations and Maintenance
Other operations and maintenance expense increased $11.1 million primarily due to higher distribution right-of -way maintenance and increased generation costs associated with scheduled plant outages.

Depreciation and Amortization
Depreciation and amortization decreased $37.9 million primarily due to the absence of a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review and $7.1 million for changes in the estimated useful lives of internal software. These decreases were partially offset by $6.7 million of higher amortization of securitized intangible assets due to Cleco Securitization II’s purchase of Energy Transition Property from Cleco Power in March 2025 and $4.5 million of higher depreciation from normal recurring additions to fixed assets. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Interest Income
Interest income increased $4.2 million primarily due to interest related to the storm reserve.

Other Income (Expense), Net
Other income (expense), net increased $13.8 million primarily due to the absence of expenses relating to Project Diamond Vault.

Interest Charges
Interest charges increased $5.0 million primarily due to $8.6 million for interest on energy transition bonds issued in March 2025 by Cleco Securitization II. These increases were partially offset by $3.0 million of lower interest on the bank term loan that was repaid in March 2025.

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three and nine months ended September 30, 2025, and 2024:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$80,129	$83,672
Add: Depreciation and amortization	52,209	48,213
Less: Interest income	1,408	1,065
Add: Interest charges	26,631	25,014
Add: Federal and state income tax expense	20,269	9,396
EBITDA	$177,830	$165,230

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024
Net income	$184,297	$103,810
Add: Depreciation and amortization	151,039	188,970
Less: Interest income	7,434	3,257
Add: Interest charges	78,566	73,614
Add: Federal and state income tax expense	44,715	10,508
EBITDA	$451,183	$373,645

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2025:

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
Cleco Power participates in the MISO market. MISO requires participants to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For more information about credit support see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. At June 30, 2024, all amounts for the TCJA unprotected excess ADIT had been returned to Cleco Power’s retail customers. Cleco Power’s retail customers will continue receiving bill credits for the TCJA protected excess ADIT until the full amount has been returned. For more information on the regulatory impact of the TCJA, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — TCJA” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Working Capital and Debt

Cleco
At September 30, 2025, and December 31, 2024, Cleco had $93.0 million and $120.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At September 30, 2025, Cleco’s long-term debt outstanding, excluding fair value adjustments resulting from the 2016 merger, was $2.93 billion, of which $457.2 million was due within one year. For more information on Cleco’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
At September 30, 2025, cash and cash equivalents available of $71.8 million combined with $382.0 million of available revolving credit facility capacity ($117.0 million from Cleco Holdings and $265.0 million from Cleco Power) provided total liquidity of $453.8 million.
At September 30, 2025, and December 31, 2024, Cleco had a working capital deficit of $157.8 million and a working capital surplus of $77.8 million, respectively. The $235.6 million decrease in working capital is primarily due to a $281.6 million decrease at Cleco Holdings, partially offset by a $46.0 million increase in the working capital of Cleco’s reportable segment, Cleco Power. For detailed discussions of the impacts to the working capital of Cleco Power, see “— Cleco Power.” The $281.6 million decrease in working capital at Cleco Holdings is primarily due to:

•a $359.8 million increase in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $360.0 million senior notes due in May 2026,
•a $48.0 million increase in short-term debt primarily due to draws on Cleco Holdings’ revolving credit facility, and
•a $29.8 million decrease in affiliate accounts receivable primarily due to the filing of the 2024 federal income tax return, which incorporated the utilization of net operating losses and final allocation of consolidated taxable income.

These decreases in working capital were partially offset by:

•a $105.8 million increase in accounts receivable due to the reclassification of the expected payment from the Cleco Cajun purchasers due by June 2026 and
•a $38.6 million decrease in taxes payable primarily due to accruals for property taxes, partially offset by a decrease in federal and state taxes.

Cleco Holdings
At September 30, 2025, and December 31, 2024, Cleco Holdings had $58.0 million and $10.0 million, respectively, of short-term debt outstanding under its $175.0 million revolving

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
At September 30, 2025, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.00 billion, of which $359.8 million was due within one year.
At September 30, 2025, cash and cash equivalents available at Cleco Holdings of $5.3 million combined with $117.0 million of available revolving credit facility capacity provided a total liquidity of $122.3 million.

Cleco Power
At September 30, 2025, and December 31, 2024, Cleco Power had $35.0 million and $110.0 million, respectively, of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
At September 30, 2025, Cleco Power’s long-term debt outstanding was $1.92 billion, of which $97.4 million was due within one year. For more information on Cleco Power’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
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
At September 30, 2025, cash and cash equivalents available of $66.6 million combined with $265.0 million of available revolving credit facility capacity provided a total liquidity of $331.6 million.
At September 30, 2025, and December 31, 2024, Cleco Power had a working capital surplus of $142.0 million and $96.0 million, respectively. The $46.0 million increase in working capital is primarily due to:

•a $167.5 million decrease in long-term debt due within one year primarily due to the repayment of the $125.0 million bank term loan and $50.0 million of GO Zone bonds,
•a $75.0 million decrease in short-term debt primarily due to payments on the revolving credit facility,
•a $42.8 million increase in cash and cash equivalents,
•a $36.2 million increase in prepaid inventory primarily due to the purchase of transformers and packaged substations related to new gas compression customers,
•a $19.2 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $17.9 million increase in customer accounts receivable resulting from higher customer bills, primarily driven by higher usage and higher fuel costs due to an increase in natural gas prices,
•a $15.5 million increase in other accounts receivable primarily due to the timing of collections from joint owners and accruals from MISO,
•a $14.5 million increase in restricted cash and cash equivalents primarily due to the establishment of the restricted cash accounts related to the Dolet Hills securitization, and
•an $11.0 million increase in accumulated deferred fuel, excluding FTRs, primarily due to increases in mark-to-market losses on gas-related derivative contracts.

These increases in working capital were partially offset by:

•a $247.3 million decrease in regulatory assets primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization,”
•a $53.1 million increase in taxes payable primarily due to accruals for property taxes and a higher provision for federal income taxes,
•a $19.4 million increase in interest accrued primarily due to the timing of interest payments on long-term debt,
•an $11.0 million increase in accounts payable, excluding Cleco Power’s FTRs, primarily due to an increase in accruals related to the purchase of transformers, consulting fees, and generation and plant maintenance and an increase in natural gas purchases, partially offset by the timing of payments for short-term incentive plan compensation, and
•a $10.6 million increase in the energy transition reserve for the Dolet Hills Power Station energy transition costs and for future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — “Regulatory Assets and Liabilities — Energy Transition Reserve.”

Credit Facilities
At September 30, 2025, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $58.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $35.0 million outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At September 30, 2025, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2025, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At September 30, 2025, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2025, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2025, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2025, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cleco - Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s net cash activities are as follows for the nine months ended September 30, 2025, and 2024:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$252,733	$257,715	$(4,982)
Net cash (used in) provided by investing activities	$(249,188)	$292,962	$(542,150)
Net cash provided by (used in) financing activities	$75,602	$(432,161)	$507,763

Cleco - Net Operating Cash Flows
Net cash provided by operating activities decreased $5.0 million primarily due to:

•the absence of $37.5 million of other operating activities at Cleco Cajun,
•the absence of $37.4 million of taxes accrued at Cleco Cajun, and
•the absence of $19.0 million of collections from Cleco Cajun’s customers.

These decreases were partially offset by:

•the net cash operating activity at Cleco Power, as described in “— Cleco Power — Net Operating Cash Flows” below and
•the absence of $23.9 million of fuel inventory at Cleco Cajun.

Cleco - Net Investing Cash Flows
Net cash used in investing activities increased $542.2 million primarily due to:

•the absence of $463.8 million of net proceeds from the Cleco Cajun Divestiture,
•$60.5 million of higher additions to property, plant, and equipment, net of AFUDC, primarily at Cleco Power, and
•$17.8 million of lower customer advances for construction, net of refunds, at Cleco Power.

Cleco - Net Financing Cash Flows
Net cash provided by financing activities increased $507.8 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds,
•$131.0 million of higher draws on revolving credit facilities,
•the absence of $82.5 million of distributions to Cleco Group, and
•$56.1 million of lower repayments on long-term debt.

These increases were partially offset by:

•$48.0 million of higher payments on revolving credit facilities,
•the absence of $7.8 million of collateral received from a counterparty, and
•$7.0 million of collateral remitted to a counterparty.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
Cleco Power - Cash Flows
Cleco Power’s net cash activities are as follows for the nine months ended September 30, 2025, and 2024:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2025	2024	VARIANCE
Net cash provided by operating activities	$302,212	$241,434	$60,778
Net cash used in investing activities	$(249,165)	$(166,822)	$(82,343)
Net cash provided by (used in) financing activities	$27,602	$(77,956)	$105,558

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities increased $60.8 million primarily due to:

•$53.1 million of net income adjusted for non-cash items,
•$20.0 million of lower purchases of solid fuel inventory,
•$15.5 million of higher accounts payable due to the timing of vendor payments,
•$12.0 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate, and
•$7.8 million of lower payments for non-capital storm restoration costs.

These decreases were partially offset by:

•$36.7 million of higher prepayments on inventory for large capital projects and
•$22.1 million of lower collections from customers primarily due to higher customer bills resulting from the implementation of the current FRP and higher natural gas prices.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $82.3 million primarily due to:

•$64.5 million of higher additions to property, plant, and equipment, net of AFUDC and
•$17.8 million of lower customer advances for construction, net of refunds.

Cleco Power - Net Financing Cash Flows
Net cash provided by financing activities increased $105.6 million primarily due to:

•$305.0 million of proceeds from the issuance of Cleco Securitization II’s energy transition bonds,
•$105.0 million of higher draws on the revolving credit facility, and
•the absence of $70.0 million of distributions to Cleco Holdings.

These increases were partially offset by:
•$180.0 million of higher payments on the revolving credit facility,
•$175.6 million of higher repayments on long-term debt,
•the absence of $7.8 million of collateral received from a counterparty, and
•$7.0 million of collateral remitted to a counterparty.

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

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Regulatory Matters,

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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

Transmission Rates
On May 25, 2025, under MISO’s directives, Cleco Power shed load of approximately 102 MW to its service territory. The service outage event lasted approximately two hours. For more information on this event, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”
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
A NERC Critical Infrastructure Protection (CIP) audit is also conducted at least every three years for Cleco Power. The current audit began in October 2025 and is expected to conclude in February 2026.
On May 25, 2025, under MISO’s directives, Cleco Power, Entergy Louisiana, and Entergy New Orleans shed load in the New Orleans area. Cleco Power shed approximately 102 MW of load for around two hours. SERC, on behalf of NERC, has opened a formal investigation regarding this event. Management does not expect the outcome of this investigation to impact Cleco’s results of operations, financial condition, or cash flows. For more information on this event, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”
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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
IRP
The IRP report outlines how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis.
On September 5, 2025, Cleco Power filed an interim IRP with the LPSC to reaffirm the recommendations from its most recent IRP. On October 22, 2025, Cleco Power submitted a request to the LPSC to initiate its next four-year IRP cycle.

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
For more information on Cleco’s critical accounting estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Counterparty Credit Risk
Cleco is exposed to counterparty credit risk due to the potential that a counterparty may fail to meet its financial obligations causing Cleco to incur replacement cost losses. Cleco may be exposed when it enters certain transactions such as commodity derivative or physical commodity transactions directly with market participants and contracts with retail electric customers that require Cleco to construct grid facilities for the purpose of serving those customers. Cleco enters into long-form contracts and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.
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

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q
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
At September 30, 2025, Cleco Holdings had $58.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 5.875%. At September 30, 2025, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco’s short-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $0.6 million on an annualized basis.
At September 30, 2025, Cleco Power had $35.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 5.630%. At September 30, 2025, the borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s consolidated pretax earnings of $0.4 million on an annualized basis.
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
During the nine months ended September 30, 2025, Cleco had natural gas derivative contracts consisting of fixed price physical forwards, and financially settled swap and/or options contract transactions. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric risk modeling approach to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2025			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	AT SEPT. 30, 2025	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$6,554	$9,390	$5,822	$7,088	$14,277	$3,133	$7,520

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2025. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the addition of two risk factors and the modification of two risk factors disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no other material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the
fiscal year ended December 31, 2024. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned report.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

CLECO
10.1
Amendment Number 1 to Employment Agreement for William G. Fontenot, dated effective October 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2025)

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

CLECO POWER
10.1
Amendment Number 1 to Employment Agreement for William G. Fontenot, dated effective October 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2025)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2025 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 7, 2025