Form 10-K
period 2025-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2026-03-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if Cleco Power LLC has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Cleco Power LLC has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrants included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrants’ executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding equity of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

CLECO
CLECO POWER	2025 FORM 10-K
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

CLECO
CLECO POWER	2025 FORM 10-K

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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
CRA	Cost Reimbursement Agreement
CSAPR	Cross-State Air Pollution Rule

CLECO
CLECO POWER	2025 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
DESRI	D.E. Shaw Renewable Investments, a company that develops, owns, and operates utility-scale renewable energy projects in the U.S.
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of the Dolet Hills mine and the Oxbow mine
Dolet Hills Power Station	A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in 2026. Cleco Power had a 50% ownership interest in the facility.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERAS	Expedited Resource Addition Study
ERO	Electric Reliability Organization
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream Resources LLC. Cleco Evangeline LLC was dissolved effective July 29, 2021
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IICR	Infrastructure and Incremental Investment Cost Recovery Rider
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Plan
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%

CLECO
CLECO POWER	2025 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
OBBBA	Federal tax legislation enacted on July 4, 2025, and commonly referred to as the One Big Beautiful Bill Act
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Project Diamond Vault	Cleco Power’s previously proposed project to reduce carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
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

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017

CLECO
CLECO POWER	2025 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives (including those related to sustainability); competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Annual Report on Form 10-K, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including modifications resulting from changes in the interpretation thereof by the current presidential administration, present and potential environmental remediation costs, restrictions on emissions, possible effects on Cleco Power’s generation resources, special rules relating to data centers, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment, including those related to infrastructure investments or service arrangements with data centers,

•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs, retaliatory tariffs, trade policies, international agreements, and legal challenges to the same) and potential government shutdowns,
•the possibility of stranded costs with respect to assets that may be retired as a result of new legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain, including significant changes to Ioad associated with potential data center contracts,

•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, potential data center contracts, and performance metrics related to data centers, which could be affected by any of the factors discussed herein,
•the risk of impairment charges, including goodwill impairments, and changes in the carrying value of assets resulting from potential sale processes, strategic actions, market conditions, or changes in valuation assumptions,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,

CLECO
CLECO POWER	2025 FORM 10-K
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2025 FORM 10-K

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
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 298,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
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
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and, therefore, is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Annual Report on Form 10-K the information called for by the following Part II item of Form 10-K: Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K: Item 10 (Directors, Executive Officers, and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

HUMAN CAPITAL
Cleco’s key human capital management objectives are to attract, retain, and develop top talent while providing an inclusive, healthy, and safe workplace. Cleco’s programs are designed to create a high-performing workforce while fostering a sense of belonging; reward and support employees through competitive pay and benefits, as well as safety and wellness programs; enhance culture through efforts aimed at making the workplace more engaging and championing a sense of belonging; facilitate programs that build connections between employees and communities; and evolve and invest in technology, tools, and resources to enable employees at work.
At December 31, 2025, Cleco had 1,148 employees and Cleco Power had 925 employees, all of which were full-time. Currently, one of Cleco’s employees is covered by a collective bargaining agreement. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.

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

CLECO
CLECO POWER	2025 FORM 10-K
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

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has continued to revamp its recruiting and hiring practices, technologies, and resources as well as expand its focus on continuous learning and development. Cleco utilizes industry-leading methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skills and competencies. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual performance review process. Cleco provides its employees with a multitude of resources, such as online learning platforms that provide quick access to learning resources, tuition reimbursement, and talent and succession planning. Cleco also encourages employees to engage in external workshops and professional organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

Employee Engagement
Employee sentiment is important to Cleco. The company measures this throughout the year via employee engagement surveys. One of the key metrics used is the Employee Experience Score, also known as the Employee Net Promoter Score (eNPS), which is an indicator of employees’ likelihood to recommend Cleco as a place of employment to friends and/or family. Cleco strives to consistently receive a strong eNPS score year over year. Other important areas measured on the employee engagement surveys include working environment, coworker and manager relationships, inclusion, culture, employee empowerment, employee recognition, departmental leadership, work/life balance, company potential, career advancement, and development, executive leadership, and department collaboration. The survey also includes an open-ended question to receive employee feedback.
Pulse, which is Cleco’s mobile, two-way communication platform for employees, allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how internal communication supports Cleco’s business objectives. In support of employee engagement efforts, Pulse is the cornerstone of communication for all Cleco employees.

Communities
Cleco believes that building connections between its employees and its communities creates a more meaningful, fulfilling, and enjoyable workplace. Cleco is committed to being a responsible company in the communities where it does business. Through Cleco’s donation and volunteering programs, employees are able to find and register for volunteer opportunities within their communities and use automated payroll deductions to donate to causes they are passionate about. Cleco continues to match employee donations made to Louisiana qualifying causes dollar for dollar up to $1,000 per year per employee. Employees can also be rewarded with $10 for every hour of volunteer time, up to $500 per year, to donate to their cause of choice. Organizations are also able to enroll in the platform in order to receive donations faster and connect with corporate giving and volunteering opportunities at Cleco. Cleco also frequently collaborates with organizations on volunteer activities for its employees. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to volunteer. Cleco is also proud to continue its outreach efforts by funding the Power of a Promise Scholarship, a need-based scholarship program that helps broaden educational and employment opportunities in the central Louisiana area.

Oversight and Governance
Cleco’s Leadership Development and Compensation Committee, through its charter, provides oversight of Cleco’s policies, programs, and initiatives focusing on workforce inclusion. Cleco’s Governance and Public Affairs Committee, through its charter, provides oversight of Cleco’s charitable donations, outreach, and economic development funding programs.

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2025, Cleco Power’s aggregate net electric generating capacity was 2,563 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time under certain conditions.

CLECO
CLECO POWER	2025 FORM 10-K
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2025:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		429		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	146	(2)	coal	steam
Madison Unit 3	2010	641		634		petroleum coke/coal	steam
Acadia Unit 1	2002	580		553		natural gas	combined cycle
Coughlin Unit 6	2000	264		248		natural gas	combined cycle
Coughlin Unit 7	2000	511		479		natural gas	combined cycle
Teche Unit 4	2011	33		34		natural gas	combustion
St. Mary Clean Energy Center	2019	50		40		waste heat	steam
Total generating capability		2,676		2,563
(1) Values supported by tests performed between September 2024 and December 2025.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2025	8,372	86.6%
2024	9,201	89.9%
2023	10,250	83.3%

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

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation and fuel transportation and delivery costs. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the MISO market. These quantity changes can be affected by Cleco plant outages and plant performance. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Regulatory Risks — LPSC Audits” and “— Financial Risks — Transmission Congestion.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		COAL	NATURAL GAS		PETROLEUM COKE		WASTE HEAT	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2025	$41.40	8.3%	$30.38	84.0%	$44.02	5.5%	2.2%	$31.68
2024	$41.76	5.3%	$21.97	92.1%	$106.39	0.4%	2.2%	$23.23
2023	$41.27	8.5%	$24.96	81.0%	$62.48	8.4%	2.1%	$29.18
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

Coal and Petroleum Coke Supply
Cleco Power uses coal for generation at Rodemacher Unit 2 and a combination of coal and petroleum coke for generation at Madison Unit 3. Cleco Power had adequate coal and petroleum coke supply to meet its operational needs during 2025. Parties with whom Cleco Power had an existing railcar lease and existing marine transportation delivery agreements were able to satisfy the fuel needs of both generating stations in 2025. During 2025, Cleco Power purchased approximately 120,000 tons of coal and 50,000 tons of petroleum coke. At December 31, 2025, coal inventory at Rodemacher Unit 2 was approximately 266,000 tons, which is approximately a 120-day supply. At December 31, 2025, coal inventory at Madison Unit

CLECO
CLECO POWER	2025 FORM 10-K
3 was approximately 440,000 tons and petroleum coke inventory at Madison Unit 3 was approximately 81,000 tons, which collectively totals to an approximate 33-day supply.
Cleco Power is utilizing a short-term, fixed-price coal agreement to meet its coal supply needs at Rodemacher Unit 2 during 2026. Cleco Power will use its existing rail transportation agreement to transport coal to Rodemacher Unit 2 through December 31, 2027, and will reassess this agreement, prior to its 2027 expiration. Cleco Power expects to meet its petroleum coke requirements through purchases on an as-needed basis for Madison Unit 3 during 2026.
Cleco Power’s continuous supply of coal and petroleum coke may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Cleco Power’s continuous supply of petroleum coke may also be interrupted by change in regional and global refining output.

Natural Gas Supply
Cleco Power owns natural gas pipelines and interconnections at all of its natural gas generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for its customers. Cleco Power also uses leased underground salt dome gas storage to help mitigate supply disruptions to its generating facilities and to operationally balance gas supply to its units. During 2025, Cleco Power utilized purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers as well as gas in storage to meet its natural gas requirements. Additionally, during 2025, Cleco Power utilized short-term and long-term natural gas firm transportation contracts with two interstate pipelines and two self-built pipeline laterals directly connected to a storage hub to supply fuel to its power plants. During 2025, Cleco Power purchased approximately 59.8 million MMBtu of natural gas from various suppliers for the generation of electricity. At December 31, 2025, Cleco Power had 1.6 million MMBtu of natural gas in storage.
Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers and firm transportation contracts. Currently, Cleco Power anticipates that its diverse supply options and natural gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies. To the extent natural gas supplies may become disrupted or natural gas prices significantly increase, Cleco Power may, in some instances, use alternate fuels or rely to a larger extent on coal and purchased power.

Sales
Cleco Power’s 2025 and 2024 system peak demands, which occurred on January 22, 2025, and January 17, 2024, were 2,084 MW and 2,777 MW, respectively. Generally, sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather and Climate Vulnerabilities.”
During both 2025 and 2024, Cleco Power was a net seller of MWs in the MISO capacity auction. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
Customers and Competition
During 2023, one wholesale customer accounted for 11.0% and 10.8% of Cleco’s and Cleco Power’s consolidated revenue, respectively. On March 31, 2024, the contract with this significant customer expired and was not renewed with Cleco Power; therefore, neither Cleco nor Cleco Power had any customer that accounted for 10% or more of consolidated revenue during 2025 or 2024
For more information regarding Cleco Power’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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
On July 16, 2024, the LPSC adopted minimum physical capacity threshold requirements for load serving entities. Cleco Power has met those requirements thus far. The LPSC’s final rule could materially impact Cleco Power’s results of operations, financial condition, or cash flows. Management is unable to determine the effect this rule will have on Cleco Power’s operations in the future.
Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
Capital Expenditures and Financing
For information on Cleco Power’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Summary of Consolidated Results — Capital Expenditures.”

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

CLECO
CLECO POWER	2025 FORM 10-K
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

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms that vary in length. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Currently, two parish franchise agreements remain expired; however, Cleco Power continues to serve the customers in those parishes. Cleco Power is continuing to make efforts to renew these franchise agreements.

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

•the ability of electric utilities to recover stranded costs,
•the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,
•the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•transmission reliability standards mandates,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•environmental regulations in the areas of air, water, and waste,
•development of additional regulations or changes to existing regulations by the current presidential administration, and
•FERC’s ability to impose financial penalties.

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

CLECO
CLECO POWER	2025 FORM 10-K
the Registrants. For information on Cleco’s expected capital expenditures related to environmental compliance, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Summary of Consolidated Results — Capital Expenditures.”

Air Quality

Regional Haze SIP
The CAA requires the EPA to implement a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility conditions by 2064. To attain this goal, states are required to develop a SIP every ten years, which, among other things, must include requirements for making reasonable progress toward the national visibility goal, which could include the installation of costly controls on stationary sources such as EGUs. SIPs for the second regional haze planning period were due to the EPA by July 31, 2021. In August 2022, the EPA published a finding that Louisiana and fourteen other states failed to submit a regional haze SIP for the second planning period. Such finding requires the EPA to issue a FIP within two years if the LDEQ does not submit a SIP before then. Until the LDEQ determines what the reasonable progress requirements are for Cleco’s units, completes its update of the SIP, and the SIP is approved by the EPA, or the EPA issues a FIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

CSAPR
Cleco’s units are subject to CSAPR, a cap-and-trade type program requiring EGUs in several states, including Louisiana, to make substantial reductions in NOx emissions, which contribute to ozone to reduce interstate transport of such pollution to meet the CAA’s “good neighbor” provision.
In October 2015, the EPA promulgated the 2015 ozone NAAQS, to lower the level of both the primary and secondary ground-level ozone standards, which prompted Louisiana to develop a “good neighbor” SIP. Louisiana submitted a SIP to the EPA that determined no additional controls on stationary sources such as EGUs were needed to address interstate transport of ozone precursors, including NOx. In February 2023, the EPA issued a disapproval of the “good neighbor” SIP submitted by Louisiana and a number of other states, for the 2015 ozone NAAQS, which was subsequently challenged in regional circuit courts. In May 2023, the U.S. Court of Appeals for the Fifth Circuit temporarily stayed the disapproval of the “good neighbor” SIP for Louisiana pending judicial review. On March 25, 2025, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding EPA’s disapproval of Texas’ and Louisiana’s SIPs under the “good neighbor” provisions of the CCA for the 2015 8-hour ozone NAAQS.
Louisiana will fall under the “good neighbor” FIP once the Fifth Circuit’s mandate is issued; however, the FIP is currently stayed nationwide by a June 2024 order of the U.S. Supreme Court and will remain stayed until related litigation in the D.C. Circuit Court of Appeals is resolved.

NSPS
On May 9, 2024, the EPA issued a final rule under Section 111 of the CAA to regulate GHG emissions from existing fossil-fuel fired electric steam generating units (Section 111d GHG rule) and NSPS for modified coal-fired units and new or reconstructed stationary combustion turbines (Section 111b GHG rule). For existing units, the state will be required to submit an implementation plan to the EPA by May 11, 2026, while the NSPS are applicable as of the effective date of the rule. The Section 111d GHG rule is currently being challenged by several parties. If upheld, the final rule requires significant reductions in carbon dioxide emissions for existing coal-fired EGUs. Cleco’s compliance with the Section 111d GHG rule’s requirements for existing EGUs could have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the Section 111b GHG rule, that would trigger the application of the NSPS. On June 17, 2025, the EPA published a proposed rule in the Federal Register that if finalized would repeal and/or revise the GHG emission standards for fossil fuel-fired power plants promulgated under CAA Section 111 of the CAA in both 2015 and 2024. Until there is a final rule, Cleco cannot predict the potential impacts of the rulemaking.

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

Water Quality
In August 2014, the EPA issued final regulations to establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the Clean Water Act to protect fish and other aquatic wildlife. Portions of the final rule could apply to Cleco’s fossil fuel steam electric generating stations. Until the studies required by the final rule are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits would be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
In November 2015, the EPA released the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category Rule (ELG Rule), which focused on reducing the discharge of metals in wastewater from generating facilities to surface waters.
In 2020, the EPA revised the Effluent Limitations Guidelines and Standards to flue gas desulfurization and bottom ash transport waste waters for the steam electric power generating source category. The 2020 rule allows a unit to come into compliance with the ELG Rule by qualifying as an electric generating unit that will achieve permanent cessation of coal combustion by December 31, 2028. Under this compliance option, Cleco submitted a timely Notice of Planned Participation for Rodemacher Unit 2. With evolving environmental and market changes, Cleco Power is evaluating options that may extend the unit’s operating life beyond 2028.
On May 9, 2024, the EPA issued a final rule that imposes discharge limits on landfill leachate and on the legacy wastewater in retiring impoundments. Cleco is unable to

CLECO
CLECO POWER	2025 FORM 10-K
predict at this time if this will have a material impact on the results of operations, financial condition, or cash flow of the Registrants.

Solid Waste Disposal
In August 2020, the EPA published a final rule regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule) that would set deadlines for costly modifications, including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facility at Rodemacher Unit 2 to comply with the final CCR Rule. The demonstration for Rodemacher Unit 2, which was deemed complete by the EPA on January 11, 2022, is still subject to EPA approval based on pending technical reviews.
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
CERCLA imposes strict liability on parties responsible for the presence of hazardous substances at a site. In 2007, the EPA issued a special notice to Cleco, along with numerous other potentially responsible parties, related to the Devil’s Swamp Lake site located northwest of Baton Rouge, Louisiana. In 2008, the EPA identified Cleco as one of many companies that sent polychlorinated biphenyl wastes for disposal to the Devil’s Swamp Lake site, which was operated by third-party disposal facilities. In August 2020, the EPA signed a Record of Decision for the Devil’s Swamp Lake site that defines a remediation approach for cleaning up the site and monitoring the natural recovery of certain areas of the lake. Clean Harbors, Inc. and two of its subsidiaries, have reached an over $5.0 million agreement with the Justice Department and the EPA to clean up the contamination at the Devil’s Swamp Lake site. This agreement consists of estimated costs of over $3.0 million for the clean up of the site and $2.0 million for reimbursement to the U.S. for costs incurred in responding to contamination at the site. At this time management is unable to determine how significant Cleco’s share of the costs associated with the response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

ITEM 1A. RISK FACTORS
The following risk factors could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants, and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

STRUCTURAL RISKS

Holding Company

Cleco Holdings is a holding company and its ability to meet its debt obligations is dependent on the cash generated by its subsidiaries.
Cleco Holdings conducts its operations primarily through its subsidiaries, mainly Cleco Power. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco
Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary ranking senior to that held by Cleco Holdings. Cleco Power is subject to regulation by various governmental agencies, including the LPSC. The 2016 Merger Commitments also provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

CLECO
CLECO POWER	2025 FORM 10-K

OPERATIONAL RISKS

Future Electricity Sales

Cleco’s future electricity sales and cash flows could be negatively affected by adverse macroeconomic conditions.
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s retail and wholesale customers. Decreased power consumption could cause a corresponding decrease in base revenue for Cleco Power. The reduced production or shutdown of customer facilities could substantially reduce Cleco Power’s base revenue in such cases. In general, rate cases reallocate costs to allow for the ultimate recovery. However, the resulting rate increases for remaining customers could cause affordability challenges that can decrease long-term growth.

Various factors impacting supply and demand for electricity could affect operating results.
Demand for Cleco Power’s services can be driven by changing populations within its service territory, significant changes in commercial or industrial customers, or other changes in consumer habits such as energy conservation and energy efficiency efforts. Increased energy demand or significant accelerated growth in demand due to new data centers (including as a result of increasing capital investment in, and anticipated demand for, artificial intelligence infrastructure), widespread adoption of electric vehicles, or other customer changes could require enhancements to Cleco Power’s infrastructure. As discussed below, the ability of Cleco Power to construct new facilities is dependent upon factors outside of its control, including obtaining regulatory approvals and environmental and other permits as well as competition for and expanding delivery timelines for required materials. Delays in or the inability to complete these projects could increase cost, constrain capacity, and affect service reliability.
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

Weather and Climate Vulnerabilities
Cleco Power’s operations and power generation could be harmed due to the impact of severe weather events, natural disasters, or climate change.
Severe weather, including hurricanes, winter storms, tropical storms, and other natural disasters, such as floods, droughts, and wildfires, can affect transportation of fuel to plant sites and can be destructive, causing outages, blackouts or disruptions of interconnected transmission systems, and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme weather conditions may limit the availability of cooling water for generating plants and may increase commodity prices, including fuel.
Climate change that results in more frequent and more severe weather events or other natural disasters in Cleco
Power’s service territory could result in one or more physical risks that could cause damage to its generation, transmission, and distribution assets. These physical risks include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, flooding, wildfires, changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions, including ice storms and prolonged droughts. Some of Cleco Power’s assets are in and serve communities that are at risk from sea level rise, changing weather conditions, and loss of coastal wetlands protection. In addition, a significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
Any future severe weather, other natural disaster, or climate-related physical changes could damage Cleco Power’s equipment and facilities, resulting in additional restoration costs, repair expenses, or the need to obtain replacement power. Such events may also alter electricity demand patterns or disrupt the delivery of equipment and supplies necessary to Cleco Power’s business. Cleco Power’s recovery of costs associated with these events is subject to LPSC review and approval, and the LPSC could disallow timely and full recovery of the costs incurred.

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal basis.
Weather conditions directly influence the demand for electricity, particularly among residential customers. Therefore, Cleco Power’s financial results typically fluctuate on a seasonal basis. Periods of unusually mild weather may reduce electricity sales and operating income.

Workforce

Failure to attract, recruit, retain, and develop an appropriately qualified workforce could negatively affect business operations.
Employee resignations and retirements without appropriate replacements, labor shortages, wage inflation, limitations in the availability of skilled personnel, a lack of equivalent or enhanced skill sets to fulfill future needs, or unavailability of contract resources may lead to operating challenges and increased costs. These challenges may include loss of institutional knowledge, difficulty recruiting highly qualified candidates due to the location of Cleco’s corporate office, employee relocation challenges, the lengthy time required to develop specialized skills, as well as the uncertainty associated with potential strategic transactions. Higher contractor use, lower productivity, and safety incidents may further increase operating costs. If Cleco is unable to retain key employees, hire and adequately develop replacement employees, maintain an inclusive work environment, transfer functional knowledge and expertise to the next generation of employees, or ensure the availability of skilled new hires, Cleco’s ability to safely and efficiently operate its business may be adversely affected.

CLECO
CLECO POWER	2025 FORM 10-K
Technology, Nation-State, and Hacktivist Threats

The operational and information technology systems on which Cleco relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber breaches, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expenses.
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
Cleco’s systems, including its financial information, operational, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, including periodic updates and upgrades of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification, transition to, or implementation of new systems, could result in increased costs, the inability to track or collect revenues and the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to accurately or timely file required regulatory reports.
Despite implementation of security and mitigation measures, Cleco’s technology systems and those of Cleco’s suppliers are vulnerable to inoperability, impaired operations, or failures due to physical attacks or cyber breaches on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its supplier’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could significantly disrupt operations and impair Cleco’s ability to provide reliable service. The potential consequences of a future material cyber breach include reputational damage, extortion payments, litigation with third parties, government enforcement actions, penalties, disruption to systems and facilities, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect Cleco’s competitiveness, results of operations, and financial condition. Due to the evolving nature of such cyber breach threats, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage Cleco maintains may be inadequate to cover claims or liabilities related to a cyber breach.
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

Cleco Power’s Generation, Transmission, and Distribution Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, changes in customer demand, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Additionally, Cleco Power may face increased customer demand during peak times (including demand related to artificial intelligence, cryptocurrency mining and other computer processing requiring increased power) which may affect Cleco Power’s ability to meet its MISO delivery obligations. Accordingly, Cleco Power may incur, as applicable, more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs, maintenance, and purchased power may not be fully recoverable in rates, which could significantly increase operating costs and negatively impact Cleco Power’s financial position.
Cleco Power’s generating facilities are currently fueled by natural gas, coal, waste heat, and petroleum coke. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints or disruptions, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel at the required times and if associated inventories are depleted, Cleco Power may be unable to operate its generating units which may cause Cleco Power to incur higher costs, which in turn could increase the cost to customers. Cleco Power’s fuel and MISO-procured/settled energy expenses, which are recovered from its customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. The liability for impacts on reclaimed lands may not be recoverable in rates, which could result in additional costs.

CLECO
CLECO POWER	2025 FORM 10-K
The construction of and capital improvements to power generation, transmission, and distribution facilities involve substantial risks. Should construction or capital improvement efforts be unsuccessful or significantly more expensive than planned, these issues could materially impact Cleco’s cost structure and financial condition.
Cleco Power’s ability to complete new construction or capital improvements to power generation, transmission, and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital or secure funding on favorable terms or at all, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or be unable to recover such costs in rates. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar-generated power. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. In addition, to the extent Cleco is slow to adopt viable alternative generation technologies, under or over relies on these alternative technologies, and/or employs technology that is problematic to operate, the value of Cleco Power’s generating facilities could be reduced.

Litigation

Cleco is subject to litigation, and adverse outcomes could significantly impact its operations.
Cleco is engaged in various litigation matters arising out of the ordinary operations of their business. The ultimate outcome of these matters cannot presently be determined, and in many cases, the potential liability cannot be reasonably estimated. If any of these cases are resolved unfavorably, the resulting obligations could exceed amounts currently reserved or insured resulting in additional costs. For information on legal proceedings affecting Cleco, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 16 — Litigation,
Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

Transmission and Generation Planning

Participation in MISO’s ERAS could significantly impact Cleco’s long-term generation planning and affect the ability to meet future reliability and capacity needs.
Cleco continues to monitor developments in the MISO planning processes, including the recently launched ERAS. ERAS is intended to accelerate the interconnection timeline for new generation resources, potentially enabling interconnection agreements within approximately 90 days, which is significantly faster than traditional MISO study cycles.
Cleco Power is actively participating in ERAS, which is subject to limitations on the total number and timing of submissions and requires a financial commitment to MISO for each submission. Cleco’s ability to meet future reliability and capacity requirements could be materially affected by the anticipated load growth from large-scale commercial and industrial customers, and by the financial commitments required for ERAS participation.
Cleco continues to monitor developments in the MISO planning processes and is actively evaluating its options in response to these changes. While participation is underway, there can be no assurance that ERAS will result in favorable outcomes.

REGULATORY RISKS

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could result in operational restrictions, penalties, disallowances, or significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. Should Cleco be unsuccessful in obtaining necessary licenses or permits, or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances, Cleco could incur additional costs or face operational restrictions. Existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities, including decisions by the U.S. Supreme Court that could affect the operation of federal agencies and changes resulting from the current presidential administration, which could require changes to operations or result in additional compliance costs.

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

CLECO
CLECO POWER	2025 FORM 10-K
the LPSC in determining Cleco Power’s rates. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, Cleco could incur unrecovered costs or reduced returns. Recovery of these costs could result in rising utility bills threatening the affordability of power and electricity costs for Cleco Power’s customers in certain demographic areas.
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
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. On June 19, 2024, the LPSC approved Cleco Power’s current retail rate plan, which became effective on July 1, 2024. If a refund of previously recorded revenue is required as a result of the LPSC review, the refund could significantly impact Cleco Power’s financial condition. For more information about the current retail rate plan, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —Note 14 — Regulation and Rates — FRP.” Management is unable to predict the timing of future audits and their potential impact to Cleco Power’s financial results.

LPSC Audits

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
Generally, Cleco Power’s cost of fuel used for electric generation and cost of purchased power are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. For more information about Cleco Power’s most recent fuel audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”
Management is unable to predict or give a reasonable estimate of the possible range of disallowance by the LPSC, if any, related to FAC filings. If a disallowance of fuel costs is ordered by the LPSC, Cleco Power may be required to refund previously recorded revenue to its customers.

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
Management is unable to predict or give a reasonable estimate of the possible range of disallowance, if any, related to EAC filings. If a disallowance of environmental costs is ordered by the LPSC, Cleco Power may be required to refund previously recorded revenue to its customers.

FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. For more information about FERC audits and reviews, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audits and Reviews.” Management is unable to predict the timing of future audits or whether such audits may result in required refunds or adjustments.

MISO

MISO market operations could increase costs, require capacity purchases, or result in refund obligations.
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

CLECO
CLECO POWER	2025 FORM 10-K
to implement controlled outages as a result of an emergency or reliability issues. Higher demand and the potential volatility thereof related to artificial intelligence, cryptocurrency mining, and other computer processing requiring increased power supply to support these activities may increase the intermittency and decrease the reliability of electric supply in the MISO market.
On June 1, 2023, due to generation resource retirements, increased reliance on intermittent resources, significant weather events with correlated generator outages, and declining excess reserve margins that are expected to profoundly impact future grid reliability, MISO transitioned from a traditional annual unforced capacity value to a seasonal accreditation capacity (“SAC”) value. MISO evaluates SAC values to assess generating unit capacity for Cleco’s planning reserve margin for each season. If Cleco Power is subject to a significant number of outages during critical instances, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. Generally, Cleco Power recovers these costs through its FAC, which is subject to audit by the LPSC. If a disallowance of recovery of these costs is ordered by the LPSC, Cleco Power may be required to refund previously recorded revenue to its customers.

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
Management is unable to predict the financial outcome of any future audit or the potential impact these audits may have on Cleco Power.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be substantial.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. As a result of any such changes, some of Cleco’s EGUs could be rendered uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions below present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing EGUs. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request from its customers recovery of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, Cleco Power may be unable to recover such costs in rates.

Wholesale Electric Service

Cleco Power’s business practices are regulated by FERC, and the wholesale rates of Cleco Power are subject to FERC’s triennial market power analysis. Cleco Power could lose the right to sell wholesale generation at market-based rates.
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

FINANCIAL RISKS

Strategic Review and Goodwill Impairment Considerations

Cleco’s shareholder group initiated a process to explore the potential sale of the equity interest of Cleco Group. Future developments in this process could result in an impairment of the Cleco Power reporting unit.
Cleco’s shareholder group initiated a process to explore the potential sale of the equity interests of Cleco Group, the parent entity of Cleco Holdings and Cleco Power. The process has not resulted in a sales transaction at this time, nor has an impairment been indicated. The evaluation of goodwill requires significant judgment and is sensitive to changes in market participant assumptions, including estimates of future cash flows, regulatory outcomes, market conditions, and other factors affecting Cleco’s operations. Future adverse changes in these assumptions or in business, regulatory, or economic conditions could result in a determination that the fair value of the Cleco Power reporting unit is less than its carrying value. If

CLECO
CLECO POWER	2025 FORM 10-K
such circumstances occur, Cleco could be required to record a goodwill impairment charge in future periods, which could be material.

Commodity and Commercial Transactions

Cleco may enter into fuel supply contracts, energy hedge transactions, and/or commercial transactions with swap dealers and suppliers. If risks related to these transactions are not managed effectively, Cleco could incur losses or increased costs.
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
The changes in fair value of transactions accounted for as derivatives under authoritative accounting guidance are deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. At settlement, realized gains or losses are included in Cleco Power’s FAC and are reflected on customers’ bills as a component of the fuel charge. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
Due to significant market price fluctuations, Cleco cannot accurately predict the impact of these transactions; therefore, the associated risks cannot be fully eliminated. The judgments and assumptions made in the underlying decisions related to these transactions could result in losses or additional costs.

Transmission Congestion

Transmission congestion may increase energy costs or result in curtailments.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones or result in transmission curtailments. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. However, insufficient FTR allocations or increased FTR costs, due to negative congestion flows, may result in an unexpected increase in energy costs to Cleco Power’s customers. If a disallowance of additional fuel costs associated with congestion is ordered by the LPSC, Cleco Power may be required to refund previously recorded revenue to its customers.

Counterparty Risk and Guarantees

Cleco may be required to provide credit support to its counterparties.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide liquid counterparty credit support in the form of cash or cash equivalent collateral to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral or margin required to be on deposit for the counterparty or clearinghouse. Increases in required credit support could reduce Cleco’s available liquidity.

Cleco is exposed to the risk that counterparties may not meet their performance obligations in the expected time frame or at all.
Counterparties may fail to fulfill their physical or financial obligations. Currently, Cleco has various relationships whereby amounts are owed to Cleco pursuant to specified terms. Additionally, Cleco expects to receive an additional $113.0 million from the Cleco Cajun Purchasers by June 2026, which is not contingent upon the post-divestiture performance of the divested business.
Cleco also has industry-accepted master agreements in place with counterparties that provide credit default assurances. Some master agreements with counterparties contain provisions that require the counterparties to provide liquid credit support in the form of cash or letters of credit to secure all or part of their obligations to Cleco. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid from credit support or due to an adverse replacement cost of the transaction and may be unable to collect liquidated damages.
The credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could impact the adequacy of its liquidity.

Global Economic Environment and Uncertainty

Adverse capital market performance could result in reductions in the fair value of benefit plan assets and increase Cleco’s liabilities related to such plans. Sustained declines in the fair value of the plan’s assets or sustained increases in plan liabilities could result in significant increases in funding requirements.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under Cleco’s defined benefit pension plan. Sustained adverse market performance could result in lower rates of return for these assets than projected by Cleco and could increase Cleco’s funding requirements related to the pension plan. Additionally, changes in interest rates affect the present value of Cleco’s liabilities under the pension plan. Adverse changes in assumptions or adverse actual events could cause additional required contributions.

Cleco Credit Ratings

A downgrade in Cleco Holdings’ or Cleco Power’s credit ratings could increase borrowing costs, reduce access to capital markets, and restrict Cleco Power’s ability to make distributions to Cleco Holdings.
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

CLECO
CLECO POWER	2025 FORM 10-K
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

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including its senior notes, are effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to indebtedness and other liabilities and preferred equity of any of Cleco Power LLC’s subsidiaries.
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC, are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2025, Cleco Power LLC had an aggregate of $1.51 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2025, Cleco Power LLC had no direct secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, neither Cleco Power LLC nor its creditors, including holders of its senior notes, can use the assets of Cleco Securitization I or Cleco Securitization II to settle debts of Cleco Power LLC.

Trade Policies

Changes in U.S. and foreign trade policies and the implementation thereof could increase Cleco’s project and operating costs.
The U.S. government has recently implemented and rescinded multiple significant tariffs, some of which have resulted in additional retaliatory tariffs from foreign countries. Many of these tariffs have been subsequently modified, delayed, or rescinded, and are subject to ongoing legal challenges. As a result, Cleco cannot predict what changes, if any, will eventually result in trade policies and the effect thereof on Cleco’s costs. If the LPSC does not deem prudent the increased costs for Cleco’s projects or maintenance of its existing facilities resulting from tariffs or other trade policies, then Cleco may be unable to recover those increased costs in full or at all or on a timely basis. Cleco could incur additional costs, including termination payments, impairment charges, or write-offs, if projects are delayed, canceled, or become uneconomical. Further, if as a result of increased costs due to tariffs or other trade policies, other resources become more economical, Cleco may terminate uneconomical projects and seek to develop those other resources. If any projects are significantly delayed or become subject to cost overruns or cancellation, Cleco could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or be unable to recover such costs in rates.

GENERAL RISK FACTORS

Government Actions and Policy Changes

The current Presidential administration may propose further substantial changes to environmental, fiscal, and tax policies.
The current Presidential administration may propose further substantial changes to environmental, fiscal, and tax policies, which may impact Cleco. In addition, changes in presidential administrations, regardless of political party, often result in shifts in federal policy priorities, regulatory approaches, and enforcement practices, requiring Cleco to continually monitor, assess, and comply with evolving legal and regulatory requirements. Such changes may increase compliance costs, create regulatory uncertainty, or adversely affect Cleco’s operations, capital investments, and financial results. Since taking office in January 2025, the current President has issued several executive orders designed to reduce regulatory burdens and prioritize domestic energy production. These executive orders include the withdrawal from the Paris Agreement, declaring a national emergency on energy, reducing regulatory burdens on energy and natural resource development, streamlining permitting processes, removing certain government subsidies for electric vehicle purchases, and ending support for large wind farms, among other things.
On July 4, 2025, the President signed into law the OBBBA, legislation that introduces significant reforms to federal policy across multiple sectors, including energy, taxation, infrastructure, and environmental regulation. The OBBBA includes provisions that may substantially alter the regulatory landscape affecting Cleco, such as modifications to tax incentives for renewable energy and changes to infrastructure permitting processes.
On July 7, 2025, Executive Order 14315 was signed by the President. The goal of Executive Order 14315 is to level the playing field for energy sources by eliminating subsidies for wind and solar and addressing potential national security risks from foreign control.
Cleco continues to evaluate the OBBBA and Executive Order 14325 for potential impacts to future periods, as many provisions require further regulatory guidance and rulemaking before their effects can be fully assessed. Future changes in presidential administrations or congressional priorities could result in additional policy shifts, legislative actions, or

CLECO
CLECO POWER	2025 FORM 10-K
regulatory changes that may similarly affect Cleco’s business, financial condition, and results of operations.

Taxes

Changes in taxation due to uncertain effects of various tax reform legislation, as well as the inherent difficulty in quantifying potential tax effects of business decisions, may increase tax expense or create additional tax liabilities.
Cleco makes judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and operating results to estimate its obligations to taxing authorities. Tax obligations include income, franchise, property, sales and use, and employment-related taxes. These judgments may include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by Cleco could result in increased tax expense or additional liabilities.
The OBBBA was signed into law on July 4, 2025. The enactment of the OBBBA introduced substantial changes to federal tax law. Key provisions include modifications and limitations to clean energy tax credits and the permanent extension of certain expiring provisions in the TCJA. Additionally, on July 7, 2025, the President issued Executive Order 14315, which relates to the implementation of the OBBBA changes to energy tax credits. Executive Order 14315 directs the Treasury to take actions necessary to strictly enforce the termination of certain solar and wind tax credits, including the issuance of new and revised guidance. On August 15, 2025, the IRS issued an order which provides guidance on the “beginning of construction” requirements for applicable wind and solar projects, including the criteria used to determine whether a project is subject to the termination provisions of the Investment and Production Tax Credits.
These changes may collectively limit the availability of favorable tax incentives that have historically supported investment in critical infrastructure and renewable energy. As a result, Cleco’s ability to finance future projects could be limited or more costly.
Insurance
Cleco’s insurance coverage may not be sufficient and may become more costly to maintain.
Cleco currently has property, casualty, cybersecurity, and liability insurance policies in place to protect its employees, board of managers, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Insurance coverage may not be available in the future at current costs, on commercially reasonable terms, or at all, and insurance proceeds received for any loss of, or damage to, any of Cleco’s facilities may not be sufficient to restore the losses or damages.
Like other utilities that serve coastal regions, Cleco Power does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco Power may not be able to recover costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates, or any such recovery may not be timely granted. As a result, Cleco Power may incur substantial restoration costs that are not fully recoverable.

Global Economic Uncertainty and Access to Capital

Disruptions in the capital and credit markets may increase borrowing costs, reduce access to capital, or constrain liquidity.
Cleco’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms. Liquidity needs could significantly increase in the event of a hurricane, wildfire, or other weather-related or unforeseen disaster or when there are spikes in the price of natural gas and other commodities. The occurrence of one or more contingencies could materially increase financing needs.
Events beyond Cleco’s control, including political uncertainty in the U.S., federal debt ceiling negotiations, the risk of a U.S. government shutdown, volatility in global capital and credit markets, geopolitical events, changes in interest rates or Federal Reserve policy, or adverse developments affecting financial institutions, may create uncertainty that could increase the cost of capital or impair access to the capital markets, including bank credit facilities. Cleco cannot predict the degree of success in renewing or replacing credit facilities as they come up for renewal. New credit facilities may be more restrictive or less favorable than existing facilities. If access to capital becomes limited or more costly, Cleco may delay capital expenditures, issue shorter-term securities, and/or incur a higher cost of capital.

Inflation may increase operating and capital costs.
While the pace of inflation has moderated over the last three years, Cleco has observed that prices and lead times for equipment, materials, supplies, employee labor, and contractor services have continued to increase. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Increases in inflation raise costs for labor, materials, and services, and Cleco may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

CLECO
CLECO POWER	2025 FORM 10-K

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
Cleco’s CSIRP helps ensure a timely, consistent, and compliant response to actual or attempted cybersecurity incidents impacting Cleco. This response plan includes detection, analysis, containment, eradication, recovery, post-incident review, and timely notice to relevant stakeholders, including the Audit Committee, once an incident is deemed to be potentially impactful or material.
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
Cleco’s cybersecurity team, overseen by the Chief Information Officer, has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. Members of this team have extensive technical and leadership experience in federal and/or private sector environments as well as industry-recognized cybersecurity certifications. This team relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Cleco. The Audit Committee oversees the management of its cybersecurity risk and is responsible for communicating cyber-related incidents to its Boards of Managers.

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

CLECO
CLECO POWER	2025 FORM 10-K
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
Electric Generating Stations
As of December 31, 2025, Cleco Power either owned or had an ownership interest in four steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 2,676 MW, and a combined electric net generating capacity of 2,563 MW. The net generating capacity is the result of capacity tests and operational tests performed in 2024 and 2025, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Substations
As of December 31, 2025, Cleco Power owned 97 active transmission substations and 248 active distribution substations.
Electric Lines
As of December 31, 2025, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 615 circuit miles of 230-kV lines; 689 circuit miles of 138-kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,438 circuit miles of 34.5-kV lines and 8,884 circuit miles of other lines.
General Properties
Cleco Power owns various properties throughout Louisiana, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

Title
Cleco Power holds full ownership of its electric generating plants and certain other principal properties. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2025 FORM 10-K

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
Cleco Holdings made no distributions to Cleco Group during 2025. Cleco Holdings made $145.0 million, and $53.5 million of distributions to Cleco Group during 2024 and 2023, respectively.
Cleco Holdings received no equity contributions from Cleco Group during 2025, 2024, and 2023.

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
Cleco Power made $70.0 million, $95.0 million, and $94.8 million of distributions to Cleco Holdings in 2025, 2024, and 2023, respectively.
Cleco Power received no equity contributions from Cleco Holdings in 2025, 2024, and 2023.

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its principal operating business segment, Cleco Power. Cleco Power is a regulated electric utility company that owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 298,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana.
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

Strategic Review Process
In 2024, as previously disclosed in Part II, Item 9B, “Other Information” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Cleco’s shareholder group initiated a process to explore the potential sale of the equity interests of Cleco Group, the parent entity of Cleco Holdings and Cleco Power. A sale transaction has not occurred; however, developments in the current or future processes to sell the equity interest of Cleco Group could result in an impairment of the Cleco Power reporting unit. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Intangible Assets and Goodwill — Goodwill.”

CLECO
CLECO POWER	2025 FORM 10-K
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

Corporate Sustainability
Cleco is evaluating renewable and electrification initiatives as part of its long‑term resource and infrastructure planning. Currently, management is unable to predict what impact the implementation of these sustainability initiatives will have on the Registrants. For more information on these sustainability goals, see Part I, Item 1, “Business — Human Capital — Communities” and “— Oversight and Governance.” For more information about Cleco’s environmental initiatives, see “— Renewable and Electrification Initiatives.”

People
Cleco is committed to providing affordable, reliable, and sustainable electricity. It supports community investment across its service territory and fosters a workplace culture that values a sense of belonging, safety, and innovation.

Planet
Cleco is expanding renewable and electrification initiatives and transitioning away from coal-fired generation. It aims to reduce GHG emissions from its generating fleet by approximately 50% by 2035, with a long-term ambition of net-zero emissions by 2050. These targets depend on factors such as policy developments, load growth, technology, and implementation feasibility.

Principles
Cleco maintains a governance framework supported by policies and practices that promote accountability. A Corporate Sustainability Steering Committee and a Chief Administrative and Sustainability Officer oversee the implementation of sustainability initiatives.

Tax Reform and Legislative Impacts
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.
On July 4, 2025, the OBBBA was signed into law, introducing several provisions that may affect the utility industry. For more information, see Part I, Item 1A, “Risk Factors” and “— Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — OBBBA.”

Grid Reliability
Cleco Power continues to prioritize system reliability and operational resilience in the face of evolving grid demands and environmental conditions. As part of this effort, Cleco Power monitors and manages risks associated with potential service outages. Load shedding may occur during periods of extreme weather or transmission constraints to maintain overall grid stability. While Cleco Power works proactively to mitigate these risks through infrastructure investments, demand-side management, and coordination with MISO, the load shed event in May 2025 was initiated by a MISO directive and highlights the ongoing operational challenges posed by extreme weather and system constraints. These operational challenges coincided with increased market prices due to Cleco’s need to purchase power at elevated rates, as several generating units were unavailable. As electrification and customer demand increase, particularly during peak usage, Cleco Power continues to assess system readiness and invest in grid modernization to reduce the likelihood and impact of service interruptions. However, Cleco Power cannot guarantee that such events will not recur, particularly in the context of extreme weather or unforeseen system disruptions. For more information on the May 2025 event, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — MISO Load Shed Event.” For more information on Cleco Power’s grid resiliency plan, see “— Grid Resiliency and Hardening.”

Generation Planning
Cleco Power’s participation in MISO’s ERAS could significantly impact its long-term generation planning and its ability to meet future reliability and capacity needs. ERAS is a newly launched MISO initiative designed to accelerate the interconnection timeline for new generation resources, with the potential to enable interconnection agreements within approximately 90 days, which is substantially faster than traditional MISO study cycles. While ERAS offers an expedited path for select projects, the majority of new generation resources will continue to follow MISO’s Definitive Planning Phase (DPP), which is the standard interconnection process consisting of multiple phases of system impact and facilities studies that typically span more than a year. This process includes detailed evaluations of network upgrades and reliability impacts and requires milestone commitments and financial deposits at various stages. Because DPP remains the primary pathway for most projects, Cleco’s long-term planning must account for both ERAS opportunities and DPP requirements, as delays or cost implications in either process could materially affect resource adequacy and investment decisions.
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

CLECO
CLECO POWER	2025 FORM 10-K
emergence of ERAS represents a material consideration in Cleco’s long-term generation planning and capital investment strategy.

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault; however, due to increases in the estimated investment required, as well as the current economic and financing environment, Cleco Power’s management discontinued further development activities and is evaluating alternatives to decarbonize Madison Unit 3, as required by environmental regulations.
Management is considering the most economically viable decarbonization strategies and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating units. For more information on environmental matters that could affect Cleco Power’s decarbonization initiatives, see Item 1 ”Business — Environmental Matters.”

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
Cleco Power is pursuing additional renewable resources and battery storage to diversify its generation portfolio. In April 2025, Cleco Power launched a formal request for proposals (RFP) process to secure up to approximately 500 MW of renewable energy and 150 MW of battery storage, as recommended in its most recent IRP. The RFP process concluded in November 2025, and no resources were selected based on the proposals received. Cleco Power continues to evaluate alternatives to meet its long‑term resource needs and is engaging with customers to assess demand for potential renewable energy offerings. Cleco Power will consider these insights, along with market conditions and regulatory requirements, as it further refines its resource planning strategy. For more information on Cleco Power’s IRP, see “— Financial Condition — Regulatory and Other Matters — IRP.”
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, infrastructure for light duty electric vehicles and forklifts, and electric vehicle charging sites, among others.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $109.0 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of December 31, 2025, Cleco Power has incurred $88.9 million of costs on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes $257.6 million for 781 projects to be completed over 5 years. On November 3, 2025, Cleco Power filed an uncontested stipulated settlement with the LPSC, reducing the proposed investment to approximately $200.0 million. The settlement was approved by the LPSC in November 2025. Effective January 1, 2026, Cleco Power began collecting revenues under the LPSC‑approved Grid Resiliency Rate Rider. The rider provides for contemporaneous recovery of prudently incurred costs associated with Phase I of Cleco Power’s grid resiliency plan, subject to a semi‑annual true up and prudency review by the LPSC. Management expects that costs incurred under Phase I, as well as costs incurred under future phases of the grid resiliency plan, will continue to be recovered through this mechanism.

Large Load Growth Opportunities
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

CLECO
CLECO POWER	2025 FORM 10-K

RESULTS OF OPERATIONS

Significant Factors Affecting Cleco Power

Revenue Drivers
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

Over the last five years, non-industrial retail sales have been steady, with fluctuations in industrial sales. Cleco Power anticipates moderate retail sales growth over the next five years, with the potential for growth to exceed current expectations driven by expansions of current customers and new retail customers. Cleco Power continues to evaluate opportunities to serve potential large-load customers, including data centers. Successful execution of such opportunities could result in retail sales growth materially above expectations, although the timing and feasibility of any related load growth remain uncertain. These expectations are subject to variability based on weather conditions, natural gas prices, conservation efforts, marketing programs, and broader local economic conditions. In addition, Cleco Power continues to pursue load growth through renewal of existing franchises and the addition of new ones within its service territory.
For more information on future energy sales expectations at Cleco Power, see “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”
Other issues facing the electric utility industry that could affect sales include:

•imposition of federal and/or state renewable portfolio standards,
•imposition of energy efficiency mandates without recovery of lost revenues,
•legislative and regulatory changes, including changes resulting from the current presidential administration,
•increases in environmental regulations and compliance costs,
•cost of power impacted by the price movement of fuels and the addition of new generation capacity,
•transmission congestion costs,
•increases in capital and operations and maintenance costs due to higher construction and labor costs,
•changes in electric rates compared to customers’ ability to pay,
•changes in the credit markets and local and global economies, and
•the LPSC’s adoption of minimum physical capacity obligations for load serving entities.
For more information on energy legislation in regulatory matters that could affect Cleco, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Legislative and Regulatory Changes and Matters.”

Expense Drivers
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

Regulatory Impacts
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings, including base rate cases and, in certain circumstances, requests for extensions of its FRP. In these proceedings, the LPSC determines Cleco Power’s rate base and allowed rate of return, as well as the level of depreciation, operation and maintenance, and administrative and general costs that may be recovered from retail customers through rates. In setting rates, the LPSC generally relies on historical costs, which can result in regulatory lag and may limit the timely recovery of increased costs. These proceedings also involve reviews of the prudency of Cleco Power’s operations and maintenance practices, levels of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs it determines were not prudently incurred, which could adversely affect Cleco Power’s results of operations. Rate cases typically take approximately one year, and resulting decisions are subject to appeal, which may create additional uncertainty regarding ultimate outcomes. Cleco Power’s current FRP became effective on July 1, 2024. Cleco Power is required to file its next base rate case with the LPSC by June 30, 2026, with rates expected to become effective on July 1, 2027. In addition, Cleco Power’s transmission tariffs are regulated by FERC through separate regulatory proceedings. Both the LPSC and FERC proceedings may involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various energy consumers, whose interests often include limiting or reducing rate increases. For more information on Cleco Power’s FRP see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — FRP.”
For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking

CLECO
CLECO POWER	2025 FORM 10-K
Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market
Structure.” For a discussion of risk factors affecting Cleco Power’s business, see Part I, Item 1A, “Risk Factors.”

Comparison of the Years Ended December 31, 2025, and 2024

	FOR THE YEAR ENDED DEC. 31,
	CLECO POWER			OTHER SEGMENTS	CLECO
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2025	2024	VARIANCE	VARIANCE	VARIANCE
Operating revenue
Base	$796,123	$729,273	66,850	$2,137	68,987
Fuel cost and purchased power recovery	413,608	321,980	91,628	—	91,628
Electric customer credits	—	(3,940)	3,940	—	3,940
Other operations	117,521	95,137	22,384	(2,858)	19,526
Affiliate revenue	976	12,452	(11,476)	11,476	—
Operating revenue, net	1,328,228	1,154,902	173,326	10,755	184,081
Operating expenses				—
Recoverable fuel and purchased power	413,610	321,980	(91,630)	—	(91,630)
Non-recoverable fuel and purchased power	30,530	32,752	2,222	6,519	8,741
Other operations and maintenance	256,230	245,651	(10,579)	5,243	(5,336)
Depreciation and amortization	201,073	236,444	35,371	(513)	34,858
Taxes other than income taxes	60,078	57,754	(2,324)	903	(1,421)
Total operating expenses	961,521	894,581	(66,940)	12,152	(54,788)
Operating income	366,707	260,321	106,386	22,907	129,293
Interest income	9,505	4,125	5,380	(422)	4,958
Allowance for equity funds used during construction	3,039	2,310	729	—	729
Equity income from investees, before tax	65	677	(612)	—	(612)
Other income (expense), net	4,487	(11,151)	15,638	3,390	19,028
Interest charges	106,125	98,858	(7,267)	9,739	2,472
Federal and state income tax expense	49,577	18,506	(31,071)	5,512	(25,559)
Income from discontinued operations, net of income taxes	—	—	—	(45,517)	(45,517)
Net income	$228,101	$138,918	$89,183	$(4,391)	$84,792

Summary of Consolidated Results
The changes in Cleco’s and Cleco Power’s results of operations are primarily attributable to the following:

Base
Base revenue increased $69.0 million primarily due to $80.6 million related to higher retail rates, largely resulting from the implementation of the current retail rate plan, including the IICR, and $10.0 million from higher usage from Cleco Power’s customers due to colder winter weather. These increases were partially offset by $14.2 million of lower wholesale revenue due to the expiration of a wholesale contract in March 2024 and $6.6 million for the absence of the allowed carrying charge on the related Dolet Hills regulatory asset. For more information on the Dolet Hills carrying charge, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Carrying Charge.”
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking
Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”
The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2025	2024	(UNFAVORABLE)
Electric sales
Residential	$397,376	$351,309	13.1%
Commercial	254,326	227,829	11.6%
Industrial	124,479	116,423	6.9%
Other retail	14,279	12,874	10.9%
Total retail	790,460	708,435	11.6%
Sales for resale	5,663	20,838	(72.8)%
Total base revenue	$796,123	$729,273	9.2%

CLECO
CLECO POWER	2025 FORM 10-K
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2025	2024	(UNFAVORABLE)
Electric sales
Residential	3,777	3,678	2.7%
Commercial	2,718	2,701	0.6%
Industrial	2,298	2,275	1.0%
Other retail	121	124	(2.4)%
Total retail	8,914	8,778	1.5%
Sales for resale	176	927	(81.0)%
Total retail and wholesale customer sales	9,090	9,705	(6.3)%

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

	FOR THE YEAR ENDED DEC. 31,
				2025 CHANGE
	2025	2024	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,348	3,377	2,920	(0.9)%	14.7%
Heating degree-days	1,351	1,152	1,477	17.3%	(8.5)%

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 98% of Cleco Power’s total fuel cost during 2025 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the year ended December 31, 2025, were impacted primarily by higher natural gas costs as compared to the year ended December 31, 2024. Also contributing to the increase were higher LMPs resulting from transmission constraints within MISO, as well as generation outages at Cleco Power. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $3.9 million primarily due to $1.3 million for the absence of the partial disallowance associated with the Dolet Hills prudency review and $1.1 million for the absence of refunds to Cleco Power’s retail customers related to the St. Mary Clean Energy Center.

Other Operations Revenue
Other operations revenue increased $19.5 million primarily due to higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025.
Affiliate Revenue
Affiliate revenue eliminates at the consolidated level. Cleco Power’s affiliate revenue decreased $11.5 million primarily due to the absence of internal software services provided to affiliates in accordance with service agreements.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $8.7 million primarily due the absence of $6.5 million of mark‑to‑market losses on Cleco Cajun’s gas‑related derivative contracts following the Cleco Cajun Divestiture in 2024 and lower transmission costs of $2.2 million at Cleco Power resulting from the expiration of a wholesale contract in March 2024.

Other Operations and Maintenance
Other operations and maintenance increased $5.3 million primarily due to $25.5 million of higher maintenance expenses largely from distribution right-of-way maintenance and scheduled plant outages. These increases were partially offset by $15.8 million of lower operations expenses primarily due to reduced generation activity and lower employee-related costs.

Depreciation and Amortization
Depreciation and amortization decreased $34.9 million primarily due to the absence of $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review and $7.1 million for changes in the estimated useful lives of internal software. These decreases were partially offset by $8.9 million of higher amortization of securitized intangible assets due to Cleco Securitization II’s purchase of Energy Transition Property from Cleco Power in March 2025 and $5.7 million of higher depreciation from normal recurring additions to fixed assets. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and

CLECO
CLECO POWER	2025 FORM 10-K
Dolet Hills Power Station Closure Costs” and “— Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

Interest Income
Interest income increased $5.0 million primarily due to interest earned on Cleco Power’s storm reserve for future storm costs.

Other Income (expense), Net
Other income (expense), net increased $19.0 million primarily due to $11.3 million from the absence of expenses at Cleco Power related to Project Diamond Vault and $3.0 million of higher royalty-related income from mineral interests and associated lease activities. Also contributing to the increase was $1.3 million of higher mark-to-market gains on company-owned life insurance at Cleco Holdings.

Interest Charges
Interest charges decreased $2.5 million primarily due to the repayment of certain long‑term debt at both Cleco Holdings and Cleco Power, which reduced average outstanding borrowings during the year. These decreases were partially offset by higher interest on energy transition bonds issued in March 2025 by Cleco Securitization II and higher interest on short-term borrowings. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”

Income Taxes
For information on Cleco’s and Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco” and — Cleco Power.”
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, reflects the June 2024 divestiture of the Cleco Cajun Sale Group and its presentation as discontinued operations. Cleco Cajun’s results are no longer included as a reportable segment. For information on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

Comparison of the Years Ended December 31, 2024, and 2023
For the comparison of Cleco’s and Cleco Power’s results of operations for the years ended December 31, 2024, and 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2024, and 2023 — Cleco” and “— Cleco Power” in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the years ended December 31, 2025, 2024, and 2023:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Net income	$228,101	$138,918	$137,149
Add: Depreciation and amortization	201,073	236,444	191,745
Less: Interest income	9,505	4,125	5,011
Add: Interest charges	106,125	98,858	98,879
Add: Federal and state income tax expense (benefit)	49,577	18,506	(4,434)
EBITDA	$575,371	$488,601	$418,328

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2025, and 2024, see “— Results of Operations — Comparison of the Years Ended December 31, 2025, and 2024 — Summary of Consolidated Results.”
For a narrative analysis of the results of operations explaining the revenue and expense items for Cleco Power for the years ended December 31, 2024, and 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2024, and 2023— Cleco Power” in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cleco believes that the following accounting estimates are the most significant in understanding reported financial results:

•Regulatory Accounting: A significant portion of Cleco’s business is subject to regulation. This results in differences in the application of GAAP between regulated and non-regulated businesses. Cleco Power records regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and

CLECO
CLECO POWER	2025 FORM 10-K
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
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(25,348)	$590
	0.5% decrease	$27,810	$(481)
Salary scale	0.5% increase	$2,461	$243
	0.5% decrease	$(2,298)	$(226)
Expected return on assets	0.5% increase	$—	$(2,295)
	0.5% decrease	$—	$2,295

Based on funding assumptions at December 31, 2025, management estimates that $59.8 million of pension contributions will be required through 2030 of which $16.8 million is required in 2026. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
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

CLECO
CLECO POWER	2025 FORM 10-K
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

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits and Reviews — Fuel Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2025, and 2024 — Summary of
Consolidated Results — Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2025:

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

CLECO
CLECO POWER	2025 FORM 10-K
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

OBBBA
On July 4, 2025 the current presidential administration signed into law the OBBBA, that includes tax reform provisions that amend, eliminate, and extend tax rules under the TCJA. The
OBBBA includes changes to federal tax, energy, and infrastructure policy that may affect the utility industry. Key provisions include modifications to clean energy tax credits that were initially introduced and expanded under the IRA of 2022, and the permanent extension of certain expiring provisions of the TCJA. The OBBBA has not had a material impact on Cleco’s financial statements at this time. However, it could affect the timing and amount of tax credits Cleco may claim on future projects.

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

Working Capital
At December 31, 2025, and 2024, Cleco Power had a working capital surplus of $164.4 million and $96.0 million, respectively, resulting in an increase of $68.4 million in working capital.
At December 31, 2025, and 2024, Cleco had a working capital deficit of $74.2 million and working capital surplus of $77.8 million, respectively, resulting in a decrease of $152.0 million in working capital.
The following table contains the working capital variances for the years ended December 31, 2025, and 2024.

CLECO
CLECO POWER	2025 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	2025	2024	VARIANCE	VARIANCE	VARIANCE
Current assets
Cash and cash equivalents	$162,660	$23,714	$138,946	$1,638	$140,584
Restricted cash and cash equivalents	33,865	15,918	17,947	—	17,947
Customer accounts receivable	53,053	47,520	5,533	—	5,533
Accounts receivable - affiliate	9	1,174	(1,165)	(33,526)	(34,691)
Other accounts receivable	67,449	23,233	44,216	(275)	43,941
Unbilled revenue	47,453	44,687	2,766	—	2,766
Fuel inventory, at average cost	84,951	95,810	(10,859)	—	(10,859)
Materials and supplies, at average cost	183,085	158,976	24,109	—	24,109
Energy risk management assets(1)	2,452	9,210	(6,758)	—	(6,758)
Accumulated deferred fuel(1)	25,711	661	25,050	—	25,050
Cash surrender value of company/trust-owned life insurance policies	7,813	10,123	(2,310)	5,812	3,502
Prepayments	60,702	23,524	37,178	1,537	38,715
Regulatory assets	37,923	287,390	(249,467)	(206)	(249,673)
Receivable - Cleco Cajun Divestiture	—	—	—	108,445	108,445
Other current assets	353	—	353	735	1,088
Total current assets	767,479	741,940	25,539	84,160	109,699
Current liabilities
Short-term debt	—	110,000	(110,000)	(10,000)	(120,000)
Long-term debt due within one year	254,943	264,934	(9,991)	359,883	349,892
Accounts payable(1)	133,283	108,736	24,547	(4,533)	20,014
Accounts payable - affiliate	13,038	11,389	1,649	13,149	14,798
Customer deposits	58,787	58,002	785	—	785
Provision for customer refund	20,900	20,510	390	—	390
Taxes payable	28,454	13,422	15,032	(55,602)	(40,570)
Interest accrued	13,891	11,781	2,110	(10)	2,100
Energy risk management liabilities(1)	10,890	—	10,890	—	10,890
Regulatory liabilities	10,199	8,327	1,872	—	1,872
Deferred compensation	—	—	—	2,364	2,364
Postretirement benefit obligations	22,530	21,701	829	238	1,067
Energy transition reserves	10,730	—	10,730	—	10,730
Other current liabilities	25,414	17,131	8,283	(895)	7,388
Total current liabilities	603,059	645,933	(42,874)	304,594	261,720
Working capital surplus (deficit)	$164,420	$96,007	$68,413	$(220,434)	$(152,021)

(1) Energy risk management assets, Accumulated deferred fuel, Accounts payable, and Energy risk management liabilities do not include FTRs. FTR activity is not included in working capital.

Summary of Consolidated Results
The $152.0 million decrease in Cleco’s working capital is primarily due to:

•a $349.9 million increase in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $360.0 million senior notes due in May 2026. For more information on Cleco’s and Cleco Power’s short and long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt,”
•a $249.7 million decrease in regulatory assets for Cleco Power primarily due to the securitization financing of the Dolet Hills Power Station and mine-related regulatory assets associated with the closure of the Oxbow mine on March 12, 2025. For more information on the securitization settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory
Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs,”
•a $34.7 million decrease in accounts receivable-affiliate primarily due to filing of the 2024 federal and state income tax returns, which incorporated the utilization of net operating losses and final allocation of consolidated taxable income at Cleco Holdings,
•a $20.0 million increase in accounts payable, excluding FTRs, primarily due to an increase in the purchase of transformers, generation and plant maintenance, and information technology, partially offset by lower accruals for short-term incentive plan compensation at Cleco Power,
•a $14.8 million increase in accounts payable-affiliate primarily due to an increase in the amounts payable to Cleco Group for income taxes,
•a $10.9 million decrease in fuel inventory primarily due to lower purchases of petroleum coke at a lower cost at Cleco Power,

CLECO
CLECO POWER	2025 FORM 10-K
•a $10.9 million increase in energy risk management liabilities primarily due higher losses on mark-to-market gas-related derivative contracts at Cleco Power, and
•a $10.7 million increase in energy transition reserves at Cleco Power primarily due to the Dolet Hills Power Station energy transition costs and for future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Energy Transition Reserve.”

These decreases in working capital were partially offset by:

•a $140.6 million increase in cash and cash equivalents,
•a $120.0 million decrease in short-term debt primarily due to pay downs on the revolving credit facilities at Cleco Holdings and Cleco Power,
•a $108.4 million increase in receivable – Cleco Cajun Divestiture primarily due to the reclassification of the expected payment from the Cleco Cajun purchasers due by June 2026 at Cleco Holdings,
•a $43.9 million increase in other accounts receivable primarily due to an accrual for a customer reimbursement, higher accruals of customer advances for construction, general liability insurance, and MISO, and the timing of collections from joint owners at Cleco Power,
•a $40.6 million decrease in taxes payable primarily due to intercompany tax settlements at Cleco Holdings and Cleco Power, partially offset by higher federal taxes,
•a $38.7 million increase in prepayments primarily due to the purchase of transformers and packaged substations related to new gas compression customers at Cleco Power,
•a $25.1 million increase in accumulated deferred fuel, excluding FTRs, primarily due to the increase of fuel cost and higher mark-to-market losses on gas-related derivative contracts for Cleco Power,
•a $24.1 million increase in materials and supplies primarily due to higher purchases of transmission and distribution inventory in order to support future needs at Cleco Power, and
•a $17.9 million increase in restricted cash and cash equivalents primarily due to the establishment of restricted cash accounts related to the Dolet Hills securitization.
For the comparison of Cleco’s and Cleco Power’s working capital for the years ended December 31, 2024, and 2023, see Part II, Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Working Capital and Debt” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Liabilities
At December 31, 2025, Cleco’s Consolidated Balance Sheet had $4.85 billion of total liabilities compared to $4.53 billion at December 31, 2024. The $317.1 million increase in total liabilities during 2025 was primarily due to:

•a $372.1 million increase in long-term debt primarily due to the issuances of $305.0 million of senior secured energy transition bonds in March 2025 and $350.0 million of senior notes at Cleco Power. These increases were partially offset by the repayments of the $125.0 million bank term loan in March 2025, the $75.0 million of senior notes in November 2025, and the $50.0 million GO Zone bonds in May 2025 at Cleco Power. Also contributing to the offset were pay downs of $15.1 million on Cleco Securitization I bonds and $3.2 million on Cleco Securitization II bonds. For more information on Cleco’s and Cleco Power’s short and long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt,”
•a $60.4 million increase in accumulated deferred federal and state income taxes, net primarily due to the absence of adjustments for the reduction in income tax rates in 2024,
•a $38.4 million increase in energy transition reserves at Cleco Power primarily due to the Dolet Hills Power Station energy transition costs and future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Energy Transition Reserve,”
•a $20.2 million increase in accounts payable, primarily due to an increase in the purchase of transformers, generation and plant maintenance, and information technology, partially offset by lower accruals for short-term incentive plan compensation at Cleco Power,
•a $14.8 million increase in accounts payable-affiliate primarily due to an increase in the amounts payable to Cleco Group for income taxes, and
•an $11.6 million increase in energy risk management liabilities primarily due to higher mark-to-market losses on gas-related derivative contracts at Cleco Power.

These increases in total liabilities were partially offset by:

•a $120.0 million decrease in short-term debt primarily due to pay downs on the revolving credit facilities at Cleco Holdings and Cleco Power,
•a $40.6 million decrease in taxes payable primarily due to intercompany tax settlements at Cleco Holdings,
•a $20.4 million decrease in postretirement benefit obligations due to a decrease in expected pension liability payments for 2025, partially offset by an increase in interest and service costs, and
•a $19.5 million decrease in provision for customer refund primarily due to the third quarter 2025 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs and “— Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Securitization.”

CLECO
CLECO POWER	2025 FORM 10-K
At December 31, 2025, Cleco Power’s Consolidated Balance Sheet reflected $3.66 billion of total liabilities compared to $3.28 billion at December 31, 2024. The $381.6 million increase in total liabilities during 2025 was primarily due to:

•a $378.9 million increase in long-term debt primarily due to the issuances of $305.0 million of senior secured energy transition bonds in March 2025 and $350.0 million of senior notes. These increases were partially offset by the repayments of the $125.0 million bank term loan in March 2025, the $75.0 million of senior notes in November 2025, and the $50.0 million GO Zone bonds in May 2025. Also contributing to the offset were pay downs of $15.1 million of on Cleco Securitization I bonds and $3.2 million on Cleco Securitization II bonds. For more information on Cleco’s and Cleco Power’s short and long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt,”
•a $61.7 million increase in accumulated deferred federal and state income taxes, net primarily due to the absence of adjustments for the reduction in income tax rates in 2024,
•a $38.4 million increase in energy transition reserves primarily due to the Dolet Hills Power Station energy transition costs and for future energy transition costs established as a result of the securitization financing of Energy Transition Property. For more information about the energy transition reserve, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Energy Transition Reserve,”
•a $24.7 million increase in accounts payable primarily due to an increase in the purchase of transformers, generation and plant maintenance, and information technology, partially offset by lower accruals related to short-term incentive plan compensation,
•a $15.0 million increase in taxes payable primarily due to increases in federal taxable income, and
•an $11.6 million increase in energy risk management liabilities primarily due to higher mark-to-market losses on gas-related derivative contracts.

These increases in total liabilities were partially offset by:

•a $110.0 million decrease in short-term debt primarily due to pay downs on the revolving credit facility,
•a $21.5 million decrease in postretirement benefit obligations due to a decrease in expected pension liability payments for 2025, partially offset by an increase in interest and service costs, and
•a $19.5 million decrease in provision for customer refunds primarily due to the third quarter 2025 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs and “— Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation— LPSC Audits and Reviews — Dolet Hills Securitization.”
Debt
For more information on Cleco Power’s short and long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Cleco Power.” For more information on Cleco Holdings' short and long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Cleco.”

Liquidity
The following tables present the total liquidity for Cleco and Cleco Power for December 31, 2025, and 2024:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Cash and cash equivalents	$171,056	$30,472
Cleco Power revolving credit facility	300,000	300,000
Less: Outstanding revolving draws	—	(110,000)
Cleco Holdings revolving credit facility	175,000	175,000
Less: Outstanding revolving draws	—	(10,000)
Total liquidity	$646,056	$385,472

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Cash and cash equivalents	$162,660	$23,714
Revolving credit facility	300,000	300,000
Less: Outstanding revolving draws	—	(110,000)
Total liquidity	$462,660	$213,714

For more information on Cleco Power’s and Cleco Holdings’ credit facilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”

Concentrations of Credit Risk
At December 31, 2025, and 2024, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting Instruments.”

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2025, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the

CLECO
CLECO POWER	2025 FORM 10-K
2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2025, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

Cash Flows Comparison for the Years Ended December 31, 2025, and 2024

	FOR THE YEAR ENDED DEC. 31,
		CLECO POWER				CLECO
(THOUSANDS)	2025	2024	VARIANCE	2025	2024	VARIANCE
Operating activities
Net income, adjusted for non-cash items(1)	$482,085	$423,699	$58,386	$467,301	$444,064	$23,237
Changes in assets and liabilities
Accounts receivable	(28,269)	5,016	(33,285)	(33,272)	26,712	(59,984)
Fuel inventory and materials and supplies	(13,250)	(44,615)	31,365	(13,250)	(68,494)	55,244
Prepayments	(54,776)	(5,875)	(48,901)	(57,673)	(10,108)	(47,565)
Accounts payable	(3,851)	(15,015)	11,164	(5,511)	(13,160)	7,649
Accounts payable - affiliate	(7,155)	(2,255)	(4,900)	(1,429)	10,685	(12,114)
Taxes accrued	21,791	(11,744)	33,535	11,931	39,636	(27,705)
Storm reserve	(6,876)	(37,094)	30,218	(6,876)	(37,094)	30,218
Other operating items with variances outside the threshold(2)	(55,837)	(52,618)	(3,219)	(85,388)	(106,522)	21,134
Net cash provided by operating activities	$333,862	$259,499	$74,363	$275,833	$285,719	$(9,886)
Investing activities
Additions to property, plant, and equipment	$(348,530)	$(270,058)	$(78,472)	$(348,862)	$(274,247)	$(74,615)
Payments received on note receivable	—	11,914	(11,914)	—	11,914	(11,914)
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	—	—	—	—	463,769	(463,769)
Other investing items with variances outside the threshold(2)	6,653	19,139	(12,486)	6,653	19,139	(12,486)
Net cash (used in) provided by investing activities	$(341,877)	$(239,005)	$(102,872)	$(342,209)	$220,575	$(562,784)
Financing activities
Draws on revolving credit facilities	$130,000	$110,000	$20,000	$193,000	$142,000	$51,000
Payments on revolving credit facilities	(240,000)	—	(240,000)	(313,000)	(132,000)	(181,000)
Issuances of securitized debt	305,000	—	305,000	305,000	—	305,000
Issuances of long-term debt	349,218	16,599	332,619	349,218	16,599	332,619
Repayment of long-term debt	(268,301)	(81,098)	(187,203)	(268,301)	(487,798)	219,497
Refunds of credit deposits	(10,350)	—	(10,350)	(10,350)	—	(10,350)
Distributions to member	(70,000)	(95,000)	25,000	—	(145,005)	145,005
Other financing items with variances outside the threshold(2)	(8,784)	6,528	(15,312)	(8,784)	6,726	(15,510)
Net cash provided by (used in) financing activities	$186,783	$(42,971)	$229,754	$246,783	$(599,478)	$846,261
(1) Non-cash items primarily include depreciation and amortization, AFUDC, unrealized gains and losses, deferred income taxes, and derecognition of previously deferred costs.
(2) For purposes of this analysis, management considered variances to be immaterial if they remained within plus or minus $10.0 million.

Summary of Consolidated Results

Net Operating Cash Flows
Net cash provided by operating activities increased primarily due to cash flows from net income, adjusted for non-cash items. For more information, see “— Results of Operations — Comparison of the Years Ended December 31, 2025, and 2024 — Summary of Consolidated Results.”
Year over year changes in working capital accounts also materially impacts the net cash provided by operating activities. For more information on these changes in working capital, see “— Working Capital.”
Other material impacts to the change in operating cash flows were attributable to the deferred recovery of storm expenditures due to timing. For more information on the storm reserve, see Item 8, “Financial Statements and Supplementary
Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Storm Reserve.”

Net Investing Cash Flows
Net cash used in investing activities increased primarily due to higher additions to property, plant, and equipment, excluding AFUDC at Cleco Power.
Also contributing to the increase was the absence of $463.8 million of net proceeds from the Cleco Cajun Divestiture. For more information on the Cleco Cajun Divestiture, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2025 FORM 10-K
Net Financing Cash Flows
Net cash provided by financing activities increased primarily due to higher draws on revolving credit facilities, higher issuances of long-term debt and securitized debt, lower distributions from Cleco Power to Cleco Holdings, and the absence of distributions from Cleco Holdings to Cleco Group.
These increases were partially offset by higher payments on revolving credit facilities, higher repayments of long-term debt, and higher remittance of collateral to counterparties.
For more information on financing activities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting Instruments — Concentrations of Credit Risk.” and “— Note 10 — Debt.”

Cash Flows Comparison of the Years Ended December 31, 2024, and 2023
For the comparison of Cleco’s and Cleco Power’s cash flows for the years ended December 31, 2024, and 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Generation and Cash Requirements — Cash Flows Comparison of the Years Ended December 31, 2024, and 2023 — Cleco” and “— Cleco Power” in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
During the years ended December 31, 2025, 2024, and 2023, Cleco Power had capital expenditures, excluding AFUDC, of $348.5 million, $270.1 million, and $254.6 million, respectively. Cleco Power funded its capital expenditures for 2025, 2024, and 2023 from internally generated funds and funds obtained through debt issuances.
During the years ended December 31, 2025, 2024, and 2023, Cleco’s other subsidiaries had capital expenditures of $0.3 million, $0.9 million, and $0.5 million, respectively.
During 2026 and for the five-year period ending 2030, Cleco and Cleco Power expect to materially fund their capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2026 and for the five-year period ending December 31, 2030, are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2026	%	2026-2030	%
Generation	$257,000	44%	$2,738,000	55%
Transmission	82,000	14%	920,000	18%
Distribution	189,000	32%	1,126,000	23%
Other(1)	58,000	10%	210,000	4%
Total capital expenditures	$586,000	100%	$4,994,000	100%
Debt payments	615,212		1,277,416
Total capital expenditures and debt payments	$1,201,212		$6,271,416
(1) Primarily consists of information technology and telecommunications hardware and software upgrades.

Cleco Power
PROJECT (THOUSANDS)	2026	%	2026-2030	%
Generation	$257,000	44%	$2,738,000	55%
Transmission	82,000	14%	920,000	18%
Distribution	189,000	32%	1,126,000	23%
Other(1)	55,000	10%	198,000	4%
Total capital expenditures	$583,000	100%	$4,982,000	100%
Debt payments	255,212		617,416
Total capital expenditures and debt payments	$838,212		$5,599,416
(1) Primarily consists of information technology and telecommunications hardware and software upgrades.

Capital expenditures for Cleco’s other subsidiaries in 2026 are estimated to total $3.0 million. For the five-year period ending December 31, 2030, capital expenditures for Cleco’s other subsidiaries are estimated to total $12.0 million. Cleco expects cash and cash equivalents on hand, in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities, to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future. For more information on future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”

Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary sources of internally generated funds. These funds, along with issuances of additional debt received in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.
Cleco also anticipates funding future cash requirements for large future projects, through one or more sources including debt financing, private equity investment, and partnership interests.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. These obligations do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2025.

CLECO
CLECO POWER	2025 FORM 10-K

		PAYMENTS DUE BY PERIOD
(THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco
Long-term debt (1)	$4,735,099	$755,356	$3,979,743
Purchase obligations	$983,625	$147,140	$836,485
Other long-term liabilities (2)	$28,376	$3,350	$25,026
Cleco Power
Long-term debt (1)	$3,321,049	$361,088	$2,959,961
Purchase obligations	$976,654	$141,925	$834,729
Other long-term liabilities (2)	$8,850	$1,855	$6,995
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

Regulatory and Other Matters
Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail and Wholesale Rates
For 2025 and 2024, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 99% and 95%, respectively, of Cleco Power’s total base, FAC, and EAC revenue.
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates.”
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
On May 25, 2025, under MISO’s directives, Cleco Power shed load of approximately 102 MW to its service territory. The service outage event lasted approximately two hours. For more information on this event, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.” For more information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO.”
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. For more information on Cleco Power’s grid resiliency plan, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Grid Resiliency and Hardening.” For information on transmission rates of Cleco, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Revenue Recognition — Transmission Revenue.”

Market Structure
Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power’s generation dispatch and transmission operations are integrated with MISO. For more information about Cleco Power’s integration into MISO, see “— Transmission Rates.”
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
A NERC CIP audit is also conducted at least every three years for Cleco Power. The current audit began in October 2025 and concluded on February 12, 2026, resulting in no financial penalties.
On May 25, 2025, under MISO’s directives, Cleco Power, Entergy Louisiana, and Entergy New Orleans shed load in the New Orleans area. Cleco Power shed approximately 102 MW of load for approximately two hours. SERC, on behalf of NERC, has opened a formal investigation regarding this event. Cleco has responded to several sets of data requests and expects to

CLECO
CLECO POWER	2025 FORM 10-K
receive the final report by June 2026. Management does not expect the outcome of this investigation to impact Cleco’s results of operations, financial condition, or cash flows. For more information on this event, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — MISO Load Shed Event.”
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
In September 2025, Cleco Power filed an interim IRP with the LPSC. Cleco Power has received and is responding to data requests related to the interim IRP.
On October 22, 2025, Cleco Power submitted a request to the LPSC to initiate its next four-year IRP cycle. Cleco filed data assumptions related to the IRP with the LPSC on February 26, 2026, and is expected to submit a draft IRP in October 2026.

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

CLECO
CLECO POWER	2025 FORM 10-K
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
At December 31, 2025, Cleco Holdings and Cleco Power had no short‑term debt outstanding under their respective revolving credit facilities of $175.0 million and $300.0 million. The borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. The borrowing costs under Cleco Power’s revolving credit facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. There were no amounts outstanding at December 31, 2025, on Cleco’s and Cleco Power’s revolving credit facilities; therefore, a 1% increase in short‑term variable interest rates at Cleco Holdings or Cleco Power would have had no impact on pretax earnings on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power’s financial performance can be adversely impacted by the volatility in future fuel and power prices, which may impact customer costs passed through Cleco Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to partially mitigate the volatility of customer costs. The program includes transacting in financially settled swaps and options contracts and physical fixed price supply agreements. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During 2025, Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. Cleco Power monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco Power uses a parametric risk modeling approach to estimate VaR using a combination of implied and historical volatilities within a five-
day holding period at a 95% confidence interval. Given Cleco Power’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2025
(THOUSANDS)	AT DEC. 31, 2025	HIGH	LOW	AVERAGE
Cleco Power	$4,816	$14,277	$3,133	$7,260

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity,” “Note 8 — Fair Value Accounting Instruments,” and “Note 9 — Derivative Instruments.”

CLECO
CLECO POWER	2025 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Cleco Power Reporting Unit
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2025, all of which was assigned to the Cleco Power reporting unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and discount rate.
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

CLECO
CLECO POWER	2025 FORM 10-K
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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, Cleco Power LLC (“Cleco Power”), a wholly-owned subsidiary of the Company, complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2025, there were $412.7 million of deferred costs included in regulatory assets and $141.7 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable,
Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 27, 2026

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating revenue
Electric operations	$1,208,986	$1,048,371	$1,187,915
Other operations	122,803	103,277	111,565
Gross operating revenue	1,331,789	1,151,648	1,299,480
Electric customer credits	—	(3,940)	(60,689)
Operating revenue, net	1,331,789	1,147,708	1,238,791
Operating expenses
Fuel used for electric generation	290,541	244,122	506,264
Purchased power	153,599	117,129	160,570
Other operations and maintenance	258,864	253,528	248,085
Depreciation and amortization	209,849	244,707	199,935
Taxes other than income taxes	62,164	60,743	64,469
Total operating expenses	975,017	920,229	1,179,323
Operating income	356,772	227,479	59,468
Interest income	20,025	15,067	5,393
Allowance for equity funds used during construction	3,039	2,310	5,747
Equity income from investees, before tax	65	677	—
Other income (expense), net	6,007	(13,021)	(694)
Interest charges
Interest charges, net	154,283	156,718	165,529
Allowance for borrowed funds used during construction	(3,200)	(3,163)	(673)
Total interest charges	151,083	153,555	164,856
Income (loss) from continuing operations before income taxes	234,825	78,957	(94,942)
Federal and state income tax expense (benefit)	39,615	14,056	(65,073)
Income (loss) from continuing operations, net of income taxes	195,210	64,901	(29,869)
Income from discontinued operations, net of income taxes	—	45,517	14,642
Net income (loss)	$195,210	$110,418	$(15,227)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Net income (loss)	$195,210	$110,418	$(15,227)
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,308 in 2025, tax expense of $973 in 2024, and tax benefit of $1,905 in 2023)	(6,798)	2,428	(5,171)
Total other comprehensive (loss) income, net of tax	(6,798)	2,428	(5,171)
Comprehensive income (loss), net of tax	$188,412	$112,846	$(20,398)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2025	2024
Assets
Current assets
Cash and cash equivalents	$171,056	$30,472
Restricted cash and cash equivalents	33,865	15,918
Customer accounts receivable (less allowance for credit losses of $1,275 in 2025 and $1,337 in 2024)	53,053	47,520
Accounts receivable - affiliate	768	35,459
Receivable - Cleco Cajun Divestiture	108,445	—
Other accounts receivable	67,920	23,979
Unbilled revenue	47,453	44,687
Fuel inventory, at average cost	84,951	95,810
Materials and supplies, at average cost	183,085	158,976
Energy risk management assets	7,965	11,294
Accumulated deferred fuel	22,910	457
Cash surrender value of company/trust-owned life insurance policies	65,393	61,891
Prepayments	66,400	27,685
Regulatory assets	45,452	295,125
Other current assets	1,088	—
Total current assets	959,804	849,273
Property, plant, and equipment
Property, plant, and equipment	5,269,550	4,991,574
Accumulated depreciation	(1,212,093)	(1,050,376)
Net property, plant, and equipment	4,057,457	3,941,198
Construction work in progress	180,798	138,040
Total property, plant, and equipment, net	4,238,255	4,079,238
Equity investment in investee	1,916	1,916
Goodwill	1,490,797	1,490,797
Prepayments	18,334	1,250
Operating lease right of use assets	12,858	14,905
Restricted cash and cash equivalents	138,369	116,493
Regulatory assets - deferred taxes, net	35,311	2,008
Regulatory assets	302,713	308,833
Intangible assets - Storm Recovery Property	370,329	384,908
Intangible assets - Energy Transition Property	290,901	—
Intangible assets - other	7,008	7,751
Receivable - Cleco Cajun Divestiture	—	98,153
Other deferred charges	8,569	14,081
Total assets	$7,875,164	$7,369,606
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2025	2024
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$—	$120,000
Long-term debt due within one year	614,826	264,934
Accounts payable	145,639	125,483
Accounts payable - affiliate	36,166	21,368
Customer deposits	58,787	58,002
Provision for customer refund	20,900	20,510
Taxes payable	19,059	59,629
Interest accrued	22,019	19,919
Energy risk management liabilities	11,835	256
Regulatory liabilities	10,199	8,327
Deferred compensation	19,377	17,013
Postretirement benefit obligations	27,506	26,439
Energy transition reserve	10,730	—
Other current liabilities	36,953	29,565
Total current liabilities	1,033,996	771,445
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	808,647	748,246
Postretirement benefit obligations	145,215	166,702
Regulatory liabilities	1,500	1,500
Energy transition reserve	27,630	—
Storm reserve	69,440	76,178
Asset retirement obligations	11,544	13,450
Operating lease liabilities	10,788	12,788
Provision for customer refund	—	19,896
Customer advances for construction	33,116	27,440
Credit deposits	4,400	14,750
Other deferred credits	32,218	31,154
Total long-term liabilities and deferred credits	1,144,498	1,112,104
Long-term debt, net	2,667,244	2,645,043
Total liabilities	4,845,738	4,528,592
Commitments and contingencies (Note 16)
Member’s equity	3,029,426	2,841,014
Total liabilities and member’s equity	$7,875,164	$7,369,606
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating activities
Net income (loss)	$195,210	$110,418	$(15,227)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	217,978	259,292	237,614
Provision for credit losses	2,278	2,048	5,506
Electric customer credits	—	1,300	58,700
Unearned compensation expense	30,312	38,944	36,356
Allowance for equity funds used during construction	(3,039)	(2,310)	(5,747)
Loss on energy risk management assets and liabilities, net	—	5,276	103,876
Loss on Cleco Cajun Divestiture	—	43,715	173,000
Deferred lease revenue	—	—	(2,301)
Deferred income taxes	28,431	(22,504)	(75,103)
Cash surrender value of company/trust-owned life insurance	(3,869)	(2,451)	(2,211)
Derecognition of previously deferred Project Diamond Vault costs	—	10,336	—
Changes in assets and liabilities
Accounts receivable	(33,272)	26,712	14,792
Accounts receivable - affiliate	(3,928)	(10,373)	(9,445)
Unbilled revenue	(2,766)	(1,831)	3,184
Fuel inventory and materials and supplies	(13,250)	(68,494)	(52,621)
Prepayments	(57,673)	(10,108)	(22,438)
Accounts payable	(5,511)	(13,160)	(34,097)
Accounts payable - affiliate	(1,429)	10,685	(2,409)
Customer deposits	834	1,261	(1,369)
Postretirement benefit obligations	(22,887)	(28,989)	(2,793)
Regulatory assets and liabilities, net	(9,372)	(5,397)	7,592
Asset retirement obligations	(2,619)	(6,701)	(7,348)
Deferred fuel recoveries	721	(4,515)	54,028
Other deferred accounts	2,374	(7,122)	(13,759)
Taxes accrued	11,931	39,636	518
Interest accrued	2,100	(2,290)	(3,330)
Energy risk management assets and liabilities, net	(8,466)	(8,973)	(6,500)
Storm reserve	(6,876)	(37,094)	2,790
Incentive compensation payable	(35,544)	(34,423)	(31,387)
Other operating	(5,835)	2,831	6,019
Net cash provided by operating activities	275,833	285,719	415,890
Investing activities
Additions to property, plant, and equipment	(348,862)	(274,247)	(263,824)
Proceeds from sale of property, plant, and equipment	1,176	805	956
Customer advances for construction	7,191	18,058	31,888
Refunds of customer advances for construction	(3,078)	—	—
Return of investment in company/trust-owned life insurance	1,070	—	417
Payments received on note receivable	—	11,914	822
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	—	463,769	—
Other investing	294	276	227
Net cash (used in) provided by investing activities	(342,209)	220,575	(229,514)
The accompanying notes are an integral part of the consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025		2024		2023
Financing activities
Draws on revolving credit facilities	193,000		142,000		125,000
Payments on revolving credit facilities	(313,000)		(132,000)		(124,000)
Issuances of securitized debt	305,000		—		—
Issuances of long-term debt	349,218		16,599		100,000
Repayments of long-term debt	(268,301)		(487,798)		(175,174)
Payment of financing costs	(8,784)		(7)		(375)
Credit deposits	—		7,750		7,000
Refunds of credit deposits	(10,350)		—		—
Distributions to member	—		(145,005)		(53,496)
Other financing	—		(1,017)		(836)
Net cash provided by (used in) financing activities	246,783		(599,478)		(121,881)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	180,407		(93,184)		64,495
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	162,883	(1)	256,067		191,572
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$343,290	(2)	$162,883	(1)	$256,067

Supplementary cash flow information
Interest paid, net of amount capitalized	$144,621		$155,670		$170,680
Income taxes paid	$5,371		$9,138		$2,162
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$22,163		$11,470		$8,533
(1) Includes cash and cash equivalents of $30,472, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,493.
(2) Includes cash and cash equivalents of $171,056, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,369.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Distributions to member	—	(53,496)	—	(53,496)
Net loss	—	(15,227)	—	(15,227)
Other comprehensive loss, net of tax	—	—	(5,171)	(5,171)
Balances, Dec. 31, 2023	$2,454,276	$424,009	$(5,112)	$2,873,173
Distributions to member	—	(145,005)	—	(145,005)
Net income	—	110,418	—	110,418
Other comprehensive income, net of tax	—	—	2,428	2,428
Balances, Dec. 31, 2024	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	195,210	—	195,210
Other comprehensive loss, net of tax	—	—	(6,798)	(6,798)
Balances, Dec. 31, 2025	$2,454,276	$584,632	$(9,482)	$3,029,426
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company” or “Cleco Power”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, the Company complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). The Company’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. The Company must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. The Company capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2025, there were $315.2 million of deferred costs included in regulatory assets and $141.7 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, the Company believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, the Company’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, the Company would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require discontinuance of the application of the authoritative guidance of regulated operations.
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

CLECO
CLECO POWER	2025 FORM 10-K
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 27, 2026

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating revenue
Electric operations	$1,209,731	$1,051,253	$1,197,369
Other operations	117,521	95,137	111,561
Affiliate revenue	976	12,452	8,904
Gross operating revenue	1,328,228	1,158,842	1,317,834
Electric customer credits	—	(3,940)	(60,689)
Operating revenue, net	1,328,228	1,154,902	1,257,145
Operating expenses
Fuel used for electric generation	290,541	237,603	389,427
Purchased power	153,599	117,129	160,570
Other operations and maintenance	256,230	245,651	233,863
Depreciation and amortization	201,073	236,444	191,745
Taxes other than income taxes	60,078	57,754	60,676
Total operating expenses	961,521	894,581	1,036,281
Operating income	366,707	260,321	220,864
Interest income	9,505	4,125	5,011
Allowance for equity funds used during construction	3,039	2,310	5,747
Equity income from investees, before tax	65	677	—
Other income (expense), net	4,487	(11,151)	(28)
Interest charges
Interest charges, net	109,325	102,021	99,552
Allowance for borrowed funds used during construction	(3,200)	(3,163)	(673)
Total interest charges	106,125	98,858	98,879
Income before income taxes	277,678	157,424	132,715
Federal and state income tax expense (benefit)	49,577	18,506	(4,434)
Net income	$228,101	$138,918	$137,149
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Net income	$228,101	$138,918	$137,149
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,031 in 2025, tax expense of $157 in 2024, and tax benefit of $825 in 2023)	(3,037)	98	(2,237)
Amortization of interest rate derivatives to earnings (net of tax expense of $87 in 2025, $191 in 2024, and $93 in 2023)	256	154	251
Total other comprehensive (loss) income, net of tax	(2,781)	252	(1,986)
Comprehensive income, net of tax	$225,320	$139,170	$135,163
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2025	2024
Assets
Utility plant and equipment
Property, plant, and equipment	$6,386,051	$6,113,217
Accumulated depreciation	(2,497,667)	(2,348,169)
Net property, plant, and equipment	3,888,384	3,765,048
Construction work in progress	179,825	136,217
Total utility plant and equipment, net	4,068,209	3,901,265
Current assets
Cash and cash equivalents	162,660	23,714
Restricted cash and cash equivalents	33,865	15,918
Customer accounts receivable (less allowance for credit losses of $1,275 in 2025 and $1,337 in 2024)	53,053	47,520
Accounts receivable - affiliate	9	1,174
Other accounts receivable	67,449	23,233
Unbilled revenue	47,453	44,687
Fuel inventory, at average cost	84,951	95,810
Materials and supplies, at average cost	183,085	158,976
Energy risk management assets	7,965	11,294
Accumulated deferred fuel	22,910	457
Cash surrender value of company-owned life insurance policies	7,813	10,123
Prepayments	60,702	23,524
Regulatory assets	37,923	287,390
Other current assets	353	—
Total current assets	770,191	743,820
Equity investment in investee	1,916	1,916
Operating lease right of use assets	12,858	14,905
Restricted cash and cash equivalents	138,344	116,469
Prepayments	16,935	1,212
Regulatory assets - deferred taxes, net	35,311	2,008
Regulatory assets	212,762	209,028
Intangible assets - Storm Recovery Property	370,329	384,908
Intangible assets - Energy Transition Property	290,901	—
Other deferred charges	7,916	13,238
Total assets	$5,925,672	$5,388,769
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2025	2024
Liabilities and member’s equity
Member’s equity	$2,262,727	$2,107,407
Long-term debt, net	1,935,516	1,546,624
Total capitalization	4,198,243	3,654,031
Current liabilities
Short-term debt	—	110,000
Long-term debt due within one year	254,943	264,934
Accounts payable	135,050	110,361
Accounts payable - affiliate	13,038	11,389
Customer deposits	58,787	58,002
Provision for customer refund	20,900	20,510
Taxes payable	28,454	13,422
Interest accrued	13,891	11,781
Energy risk management liabilities	11,835	256
Regulatory liabilities	10,199	8,327
Postretirement benefit obligations	22,530	21,701
Energy transition reserve	10,730	—
Other current liabilities	25,414	17,131
Total current liabilities	605,771	647,814
Commitments and contingencies (Note 16)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	849,724	788,016
Postretirement benefit obligations	87,090	109,464
Regulatory liabilities	1,500	1,500
Energy transition reserve	27,630	—
Storm reserve	69,440	76,178
Asset retirement obligations	11,172	13,450
Operating lease liabilities	10,788	12,788
Provision for customer refund	—	19,896
Customer advances for construction	33,116	27,440
Credit deposits	4,400	14,750
Other deferred credits	26,798	23,442
Total long-term liabilities and deferred credits	1,121,658	1,086,924
Total liabilities and member’s equity	$5,925,672	$5,388,769
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating activities
Net income	$228,101	$138,918	$137,149
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	207,764	242,117	197,366
Provision for credit losses	2,278	2,048	5,506
Electric customer credits	—	1,300	58,700
Unearned compensation expense	18,105	18,910	17,039
Allowance for equity funds used during construction	(3,039)	(2,310)	(5,747)
Deferred income taxes	28,876	12,380	(21,112)
Derecognition of previously deferred Project Diamond Vault costs	—	10,336	—
Changes in assets and liabilities
Accounts receivable	(28,269)	5,016	24,724
Accounts receivable - affiliate	193	5,176	1,286
Unbilled revenue	(2,766)	(1,831)	3,184
Fuel inventory and materials and supplies	(13,250)	(44,615)	(36,443)
Prepayments	(54,776)	(5,875)	(5,407)
Accounts payable	(3,851)	(15,015)	(23,878)
Accounts payable - affiliate	(7,155)	(2,255)	1,060
Customer deposits	834	1,261	(1,369)
Postretirement benefit obligations	(18,002)	(27,175)	(1,839)
Regulatory assets and liabilities, net	(11,784)	(7,384)	5,604
Asset retirement obligations	(2,556)	(3,489)	(7,124)
Deferred fuel recoveries	721	(4,515)	54,028
Other deferred accounts	7,461	1,130	(6,455)
Taxes accrued	21,791	(11,744)	6,607
Interest accrued	2,110	29	(3,524)
Energy risk management assets and liabilities, net	(8,466)	(8,973)	—
Storm reserve	(6,876)	(37,094)	2,790
Incentive compensation payable	(18,316)	(9,462)	(9,047)
Other operating	(5,266)	2,615	1,537
Net cash provided by operating activities	333,862	259,499	394,635
Investing activities
Additions to property, plant, and equipment	(348,530)	(270,058)	(254,562)
Proceeds from sale of property, plant, and equipment	1,176	805	859
Customer advances for construction	7,191	18,058	31,888
Refunds of customer advances for construction	(3,078)	—	—
Payments received on note receivable	—	11,914	822
Return of investment in company-owned life insurance	1,070	—	417
Other investing	294	276	227
Net cash used in investing activities	(341,877)	(239,005)	(220,349)
Financing activities
Draws on revolving credit facility	130,000	110,000	25,000
Payments on revolving credit facility	(240,000)	—	(70,000)
Issuances of securitized debt	305,000	—	—
Issuances of long-term debt	349,218	16,599	100,000
Repayments of long-term debt	(268,301)	(81,098)	(109,574)
Payment of financing costs	(8,784)	(205)	(104)
Credit deposits	—	7,750	7,000
Refunds of credit deposits	(10,350)	—	—
Distributions to member	(70,000)	(95,000)	(94,838)
Other financing	—	(1,017)	(836)
Net cash provided by (used in) financing activities	186,783	(42,971)	(143,352)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025		2024		2023
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	178,768		(22,477)		30,934
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	156,101	(1)	178,578		147,644
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$334,869	(2)	$156,101	(1)	$178,578

Supplementary cash flow information
Interest paid, net of amount capitalized	$101,229		$96,700		$98,143
Income taxes paid, net	$1,392		$—		$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$22,149		$11,470		$7,677
(1) Includes cash and cash equivalents of $23,714, current restricted cash and cash equivalents of $15,918, and non-current restricted cash and cash equivalents of $116,469.
(2) Includes cash and cash equivalents of $162,660, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,344.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Distributions to member	(94,838)	—	(94,838)
Net income	137,149	—	137,149
Other comprehensive loss, net of tax	—	(1,986)	(1,986)
Balances, Dec. 31, 2023	$2,073,588	$(10,351)	$2,063,237
Distributions to member	(95,000)	—	(95,000)
Net income	138,918	—	138,918
Other comprehensive income, net of tax	—	252	252
Balances, Dec. 31, 2024	$2,117,506	$(10,099)	$2,107,407
Distributions to member	(70,000)	—	(70,000)
Net income	228,101	—	228,101
Other comprehensive loss, net of tax	—	(2,781)	(2,781)
Balances, Dec. 31, 2025	$2,275,607	$(12,880)	$2,262,727
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

Index to Applicable Notes to the Financial Statements of the Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 9	Derivative Instruments	Cleco and Cleco Power
Note 10	Debt	Cleco and Cleco Power
Note 11	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 12	Income Taxes	Cleco and Cleco Power
Note 13	Segment Disclosures	Cleco
Note 14	Regulation and Rates	Cleco and Cleco Power
Note 15	Variable Interest Entities	Cleco and Cleco Power
Note 16	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 17	Affiliate Transactions	Cleco and Cleco Power
Note 18	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 298,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana. Cleco Power also owns a 50% interest in Oxbow. Cleco Power owns all of the outstanding membership interests in Cleco Securitization I and Cleco Securitization II, special purpose limited liability companies that are consolidated with Cleco Power in its financial statements. For more information on Oxbow, Cleco Securitization I, and Cleco Securitization II, see Note 15 — “Variable Interest Entities.”
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
On March 12, 2025, following the formation of Cleco Securitization II and the completion of the securitization financing of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine, Cleco Power became the primary beneficiary of Cleco Securitization II, and as a result, the financial statements of Cleco Securitization II are consolidated with the financial statements of Cleco Power. For more information on Cleco Securitization II, see Note 15 — “Variable Interest Entities — Securitization Entities — Cleco Securitization II.”

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed as of August 1 of each

CLECO
CLECO POWER	2025 FORM 10-K
year or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Events or circumstances that could trigger an interim impairment assessment include developments related to strategic transactions, such as the potential sale of Cleco Group, changes in expected transaction terms or timing, regulatory developments, or other factors affecting the estimated fair value of a reporting unit. For more information on goodwill, see Note 18 — “Intangible Assets and Goodwill — Goodwill.”

Intangible Assets
Intangible assets include Cleco Securitization I’s and Cleco Securitization II’s right to bill and collect storm recovery and energy transition charges, respectively, along with fair value adjustments for acquired long-term wholesale power supply agreements. These intangible assets are being amortized in a manner that best reflects the economic impact derived from such assets.
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

Statements of Cash Flows
Cleco’s and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method. This method requires adjusting net income to remove the effects of all deferrals and accruals of operating cash receipts and payments and to remove items whose cash effects are related to investing and financing cash flows. For more information on Cleco’s treatment of discontinued operations on the Consolidated Statements of Cash Flows, see Note 3 — “Discontinued Operations.”

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

AROs
Cleco Power recognizes an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. AROs that are conditional on a future event are recognized only when it is probable that the event will occur and the related costs are reasonably estimable.
Cleco Power recognizes AROs at the present value of the projected liability in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The liability is accreted to its present value each accounting period, and Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, Cleco Power capitalizes these costs to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
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

Construction Work In Progress
Cleco Power defers project costs to construction work in progress that it believes are prudently incurred and probable of recovery through future rates. These deferred costs are related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being evaluated.

CLECO
CLECO POWER	2025 FORM 10-K
In 2022, Cleco Power began development efforts for Project Diamond Vault, which intended to use an amine-based carbon capture technology to reduce Madison Unit 3’s carbon dioxide emissions. In 2023 and 2024, Cleco Power incurred costs related to feasibility and engineering studies, partially offset by a $9.0 million congressional appropriation secured to help offset these costs. In 2024, management discontinued the front end engineering design study due to increased estimated investment requirements and economic conditions and recorded $10.8 million of previously deferred costs from Construction work in progress on Cleco’s and Cleco Power’s Consolidated Balance Sheets to Other expense, net on Cleco’s and Cleco Power’s Consolidated Statements of Income. In 2025, Cleco Power recorded an additional $0.4 million of expenses related to evaluating alternative decarbonization technologies.

Retirement, Disposition, and Cost of Removal
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other subsidiaries, upon disposition or retirement of depreciable assets, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense.

Cloud Computing Arrangements and Internal-Use Software

Cloud Computing Arrangements
Cleco capitalizes certain implementation costs incurred in cloud computing arrangements that are accounted for as service contracts. These arrangements differ from internal‑use software in that Cleco does not obtain or control the underlying software; however, the implementation costs are capitalized in a manner consistent with those incurred to develop or obtain internal‑use software. These capitalized implementation costs are recorded in Prepayments on Cleco’s and Cleco Power’s Consolidated Balance Sheets. These costs are amortized on a straight-line basis over the estimated useful life of the cloud software. The associated contracts primarily involve the implementation and upgrade of cloud‑hosted enterprise information systems. When recognized, amortization of these costs will be recorded in Other operations and maintenance expense on Cleco’s and Cleco Power’s Consolidated Income Statements.
At December 31, 2025, the balance of capitalized cloud computing arrangement implementation costs recorded in Prepayments on Cleco’s and Cleco Power’s Consolidated Balance Sheets was $16.9 million, including $0.2 million classified for the current portion. Amortization expense related to these costs for the years ended December 31, 2025, 2024, and 2023 did not have a material impact on Cleco’s or Cleco Power’s Consolidated Financial Statements.

Internal-Use Software
Cleco capitalizes costs incurred to develop, modify, or implement internal‑use software, including external direct costs of materials and services and payroll‑related costs for employees directly associated with software development, configuration, testing activities, and interest costs incurred during development. Capitalized internal‑use software costs are recorded in Property, plant, and equipment on Cleco’s and
Cleco Power’s Consolidated Balance Sheets. These costs are amortized on a straight‑line basis over the estimated useful life of the software, beginning when the software is ready for its intended use. Amortization expense is recorded in Depreciation and amortization on Cleco’s and Cleco Power’s Consolidated Income Statements.
The following table summarizes the balance of computer software costs subject to amortization included on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

Cleco
		AT DEC. 31,
(THOUSANDS)	2025	2024
Internal-use software costs	$267,495	$250,359
Accumulated amortization	(97,193)	(78,944)
Net internal-use software costs	$170,302	$171,415

Cleco Power
		AT DEC. 31,
(THOUSANDS)	2025	2024
Internal-use software costs	$306,463	$289,319
Accumulated amortization	(137,194)	(119,287)
Net internal-use software costs	$169,269	$170,032

Amortization of internal-use software costs charged to Depreciation and amortization expense in Cleco’s and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2025, 2024, and 2023 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Amortization	$16,588	$19,981	$11,092

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Amortization	$16,244	$19,574	$10,650

During 2024, there was a change in the estimated useful life of the internal software Cleco Power owns and used to provide services to Cleco Cajun in accordance with service level agreements. As a result, Cleco Power recorded an increase of $7.1 million for accelerated amortization of the internal software.

Estimated Useful Lives
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the estimated useful lives of the assets. The following table presents the estimated useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY	YEARS
Utility Plants
Generation	5	–	55
Distribution	5	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

CLECO
CLECO POWER	2025 FORM 10-K
Components of Property, Plant, and Equipment
At December 31, 2025, and 2024, Cleco’s and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Utility plants
Generation	$1,953,616	$1,914,812
Distribution	1,873,227	1,693,668
Transmission	973,122	878,833
Other utility plant	454,858	490,975
Other property, plant, and equipment	14,727	13,286
Total property, plant, and equipment	5,269,550	4,991,574
Accumulated depreciation	(1,212,093)	(1,050,376)
Net property, plant, and equipment	$4,057,457	$3,941,198

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Regulated utility plants
Generation	$2,339,600	$2,300,880
Distribution	2,308,067	2,129,721
Transmission	1,183,707	1,089,964
Other utility plant	554,677	592,652
Total property, plant, and equipment	6,386,051	6,113,217
Accumulated depreciation	(2,497,667)	(2,348,169)
Net property, plant, and equipment	$3,888,384	$3,765,048

During 2025, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to transmission enhancements and a broad range of distribution system improvements, including reliability and service restoration initiatives as well as modernization efforts under the DSMART project.

Plant Acquisition Adjustments
Cleco Power’s property, plant, and equipment includes plant acquisition costs related primarily to the acquisition of Acadia Unit 1 in 2010. The plant acquisition adjustment and accumulated amortization are reported in Property, plant, and equipment and Accumulated depreciation, respectively, on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2025, and 2024, and are shown in the following tables:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Acadia Unit 1
Plant acquisition adjustment	$76,116	$76,116
Accumulated amortization	(30,932)	(27,749)
Net plant acquisition adjustment	$45,184	$48,367

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(50,394)	(47,211)
Net plant acquisition adjustment	$45,184	$48,367

Fuel Inventory and Materials and Supplies
At December 31, 2025, and 2024, fuel inventory consisted primarily of petroleum coke, coal, limestone, and natural gas used to generate electricity.
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
Management assessed the materiality of the Q2 2025 CF Errors on the previously filed consolidated financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the Q2 2025 CF Errors were not material to the prior period financial statements, individually or in the aggregate; however, for comparability purposes, the comparative amounts presented in the 2025 Form 10-K have been revised.
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
A summary of the revisions to the comparative periods presented in this Annual Report on Form 10-K is shown below.

CLECO
CLECO POWER	2025 FORM 10-K

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31, 2024			FOR THE YEAR ENDED DEC. 31, 2024
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$8,774	$30,170	$38,944	$1,867	$17,043	$18,910
Accounts receivable	$20,319	$6,393	$26,712	$(1,377)	$6,393	$5,016
Customer deposits	$7,654	$(6,393)	$1,261	$7,654	$(6,393)	$1,261
Other deferred accounts	$2,943	$(10,065)	$(7,122)	$10,564	$(9,434)	$1,130
Accounts payable(1)	$(11,856)	$(27,563)	$(39,419)	$(5,295)	$(17,664)	$(22,959)
Taxes accrued	$39,010	$626	$39,636	$(11,845)	$101	$(11,744)
Other operating(2)	$(1,079)	$(4,254)	$(5,333)	$2,229	$(1,132)	$1,097
Net cash provided by operating activities	$296,805	$(11,086)	$285,719	$270,585	$(11,086)	$259,499

Additions to property, plant, and equipment	$(259,525)	$(14,722)	$(274,247)	$(255,336)	$(14,722)	$(270,058)
Customer advances for construction	$—	$18,058	$18,058	$—	$18,058	$18,058
Net cash provided by (used in) investing activities	$217,239	$3,336	$220,575	$(242,341)	$3,336	$(239,005)

Credit deposits	$—	$7,750	$7,750	$—	$7,750	$7,750
Net cash used in financing activities	$(607,228)	$7,750	$(599,478)	$(50,721)	$7,750	$(42,971)

Accrued additions to property, plant, and equipment	$5,010	$6,460	$11,470	$5,010	$6,460	$11,470
Amounts presented as revised differ from those in Part II, Item 8, “Consolidated Financial Statements — Cleco — Consolidated Statements of Cash Flows” and “— Cleco Power — Consolidated Statements of Cash Flows” due to the following:
(1) For Cleco, includes $26.3 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $7.9 million that was reclassified to Incentive compensation payable.
(2) For Cleco, includes $8.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $1.5 million that was reclassified to Incentive compensation payable.

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31, 2023			FOR THE YEAR ENDED DEC. 31, 2023
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$10,102	$26,254	$36,356	$1,661	$15,378	$17,039
Accounts receivable	$8,112	$6,680	$14,792	$18,044	$6,680	$24,724
Customer deposits	$5,311	$(6,680)	$(1,369)	$5,311	$(6,680)	$(1,369)
Other deferred accounts	$(1,632)	$(9,337)	$(10,969)	$4,441	$(8,106)	$(3,665)
Accounts payable(1)	$(37,827)	$(22,513)	$(60,340)	$(19,185)	$(12,620)	$(31,805)
Taxes accrued	$225	$293	$518	$6,567	$40	$6,607
Other operating(2)	$874	$—	$874	$417	$—	$417
Net cash provided by operating activities	$421,192	$(5,302)	$415,890	$399,943	$(5,308)	$394,635

Additions to property, plant, and equipment	$(230,238)	$(33,586)	$(263,824)	$(220,982)	$(33,580)	$(254,562)
Customer advances for construction	$—	$31,888	$31,888	$—	$31,888	$31,888
Net cash used in investing activities	$(227,816)	$(1,698)	$(229,514)	$(218,657)	$(1,692)	$(220,349)

Credit deposits	$—	$7,000	$7,000	$—	$7,000	$7,000
Net cash used in financing activities	$(128,881)	$7,000	$(121,881)	$(150,352)	$7,000	$(143,352)

Accrued additions to property, plant, and equipment	$5,052	$3,481	$8,533	$4,196	$3,481	$7,677
Amounts presented as revised differ from those in Part II, Item 8, “Consolidated Financial Statements — Cleco — Consolidated Statements of Cash Flows” and “— Cleco Power — Consolidated Statements of Cash Flows” due to the following:
(1) For Cleco, includes $26.2 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $7.9 million that was reclassified to Incentive compensation payable.
(2) For Cleco, includes $5.1 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $1.1 million that was reclassified to Incentive compensation payable.

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
Cleco’s credit losses at December 31, 2025, are within normal levels and historical trends.

CLECO
CLECO POWER	2025 FORM 10-K
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, Dec. 31, 2023	$3,012	$1,638	$4,650
Current period provision	2,048	—	2,048
Charge-offs	(4,815)	—	(4,815)
Recovery	1,092	—	1,092
Balances, Dec. 31, 2024	1,337	1,638	2,975
Current period provision	2,278	—	2,278
Charge-offs	(3,256)	—	(3,256)
Recovery	916	—	916
Balances, Dec. 31, 2025	$1,275	$1,638	$2,913

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2023	$3,012
Current period provision	2,048
Charge-offs	(4,815)
Recovery	1,092
Balances, Dec. 31, 2024	1,337
Current period provision	2,278
Charge-offs	(3,256)
Recovery	916
Balances, Dec. 31, 2025	$1,275

Cleco also has a receivable in conjunction with the Cleco Cajun Divestiture of $108.4 million, discounted to its net present value. Currently, there is no credit loss reserve estimated against the Cleco Cajun Divestiture receivable. For more information on the receivable, see Note 3 — “Discontinued Operations.”

Other Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for storm-related damage to lines and property, the LPSC approved Cleco Power to establish a funded storm reserve. For more information on the storm reserve, see Note 6 — “Regulatory Assets and Liabilities — Storm Reserve.”
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2025, and 2024, the general liability and workers compensation reserves together were $16.5 million and $11.5 million, respectively.
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$23,135	$15,918
Cleco Power Energy transition costs	10,730	—
Total current	33,865	15,918
Non-current
Cleco Power Energy transition costs	29,492	1
Diversified Lands’ mitigation escrow	25	24
Cleco Power’s future storm restoration costs	108,852	116,468
Total non-current	138,369	116,493
Total restricted cash and cash equivalents	$172,234	$132,411

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$23,135	$15,918
Energy transition costs	10,730	—
Total current	33,865	15,918
Non-current
Energy transition costs	29,492	1
Future storm restoration costs	108,852	116,468
Total non-current	138,344	116,469
Total restricted cash and cash equivalents	$172,209	$132,387

On March 12, 2025, in conjunction with the securitization financing and pursuant to the financing order issued by the LPSC on November 20, 2024, a newly funded energy transition reserve for reimbursement of Dolet Hills Power Station energy transition costs and for future energy transition costs was established. For more information about the energy transition reserve, see Note 6 — “Regulatory Assets and Liabilities — Energy Transition Reserve.”
In June 2025, Cleco Power received LPSC approval to withdraw $12.3 million from the storm reserve to cover costs associated with multiple storm events that occurred from December 2022 until April 2024. In December 2025, management submitted a request to the LPSC seeking an amendment to the originally approved order to permit the withdrawal of only operations and maintenance-related storm costs from the reserve. The request also included approval to withdraw approximately $13.1 million in operations and maintenance costs related to the remaining 2024 and prior storms and wildfire costs. At December 31, 2025, Cleco Power had $37.8 million of unrecovered accumulated storm restoration costs that are probable of recovery from the storm reserve, pending submittal of applications and approvals by the LPSC. For more information about these accumulated

CLECO
CLECO POWER	2025 FORM 10-K
storm restoration costs, see Note 6 — “Regulatory Assets and Liabilities — Storm Reserve.”

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
Cleco evaluates for impairments of equity method investments when events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2025, 2024, or 2023. For more information on Cleco’s equity investments, see Note 15 — “Variable Interest Entities.”

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

Debt Issuance Costs, Premiums, and Discounts
Issuance costs, premiums, and discounts applicable to debt securities are amortized to interest expense ratably over the lives of the related issuances. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the original issuance. Debt issuance costs, premiums, and discounts are presented as a direct deduction from the carrying value of the related debt liability.

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

CLECO
CLECO POWER	2025 FORM 10-K
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
The following tables show the composite AFUDC rates, including borrowed and other funds for the years ended December 31, 2025, 2024, and 2023:

				FOR THE YEAR ENDED DEC. 31,
	2025		2024		2023
	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX
AFUDC composite rate	7.33%	6.46%	8.65%	7.62%	8.11%	6.50%

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

Leases
Cleco determines if a contract is a lease at its inception. A lease is deemed to exist when the right to control the use of identified property, plant, or equipment is conveyed through a contract for a certain period of time and consideration is paid. If a contract is determined to be a lease, Cleco recognizes an ROU asset and lease liability at the commencement date based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit interest rate if readily determinable, otherwise Cleco’s incremental borrowing rate for a term similar to the duration of the lease is utilized.
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

Related-Party Transactions
Cleco Power evaluates its relationships and transactions in accordance with applicable state and federal regulations and GAAP to determine whether they involve related parties. A related‑party relationship exists when parties are subject to common ownership or significant influence, or when one party has the ability to affect the management or operating policies of the other, among other indicators described in Cleco’s policies and procedures. Investment funds managed by MAM hold an ownership interest in Cleco Holdings, which wholly owns Cleco Power. As a result, counterparties in which MAM‑managed investment funds hold significant investments may be considered related parties to Cleco Power.
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
As of December 31, 2025, the project remains in development, and no payments or capital expenditures have been made to DESRI to date. Cleco Power will disclose and quantify any future financial activity under the agreement as it occurs.
In December 2025, Cleco Power entered into a cost reimbursement agreement on an arms-length basis with a data center developer which is a related party through MAM. Through the end of December 2025, Cleco had billed approximately $15.1 million under the cost reimbursement agreement.

CLECO
CLECO POWER	2025 FORM 10-K
Recent Authoritative Guidance
In December 2023, FASB issued ASU 2023-09, which enhances required income tax disclosures by increasing transparency and detail provided to financial statement users. Cleco adopted this guidance as it became effective for annual reporting periods beginning after December 15, 2024. Cleco has expanded the income tax reporting to include more disaggregated information regarding the effective tax rate reconciliation, including detailed categories and explanations of significant reconciling items. Cleco discloses income taxes paid by federal and state jurisdictions. These updates are intended to provide stakeholders with improved insight into Cleco’s global tax profile. The implementation of this guidance did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants. For more information on income taxes, see Note 12 — “Income Taxes.”
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
In December 2025, FASB issued guidance to codify the accounting for government grants received by businesses. This guidance identifies two types of government grants: those related to an asset and those related to income. If a government grant is related to an asset, a company can make an accounting policy election to treat it as either a reduction to the carrying value of the asset acquired or a company can recognize the asset at its acquisition cost and the government grant as deferred revenue. If a government grant is related to income, an accounting policy election can be made to either net the grant against the expense or recognize the expense and recognize revenue as a component of other income. The guidance also requires certain disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance also provides three different transition approaches.
Management is currently evaluating the potential impacts of this guidance on the results of operations, financial condition and cash flows of the Registrants.

Deferred Compensation Obligation
Cleco maintains a deferred compensation plan that allows members of the Boards, executive officers, and certain key employees to defer the receipt and taxation of certain forms of cash compensation. Notional investment elections options are made by individual participants. The value of the deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The underlying notional investments are comprised primarily of money market, fixed income, and equity funds, the values of which are based on directly and indirectly observable market prices. Cleco records the related obligation as Deferred compensation on its Consolidated Balance Sheets.
To economically offset a portion of the market risk associated with changes in the deferred compensation obligation, Cleco maintains company‑owned and trust‑owned life insurance policies. The cash surrender values of these policies are also subject to market fluctuations based on underlying investment performance. While Cleco does not designate these policies as accounting hedges, changes in the value of the life insurance assets are generally expected to partially offset economic changes in the deferred compensation obligation.

Note 3 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met, and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. Prior to the Cleco Cajun Divestiture, certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group were reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group was no longer eliminated upon consolidation of Cleco’s financial statements and was reflected in Cleco’s results of continuing operations due to the ongoing nature of these services.
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

CLECO
CLECO POWER	2025 FORM 10-K
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
The following table presents the amounts that were reclassified from continuing operations and included in discontinued operations within Cleco’s Consolidated Statements of Income for the years ended December 31, 2024, and 2023:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Operating revenue, net
Electric operations	$207,555	$543,519
Other operations	50,992	125,816
Operating revenue, net	258,547	669,335
Operating expenses
Fuel used for electric generation	21,061	126,130
Purchased power	93,074	230,284
Other operations and maintenance	37,685	87,599
Depreciation and amortization	4,336	15,891
Taxes other than income taxes	—	13,160
Total operating expenses	156,156	473,064
Operating income	102,391	196,271
Other income, net	240	47
Interest, net	1,396	(6,919)
Loss - Cleco Cajun Divestiture(1)	(43,715)	(173,000)
Income from discontinued operations before income taxes	60,312	16,399
Federal and state income tax expense	14,795	1,757
Income from discontinued operations, net of income taxes	$45,517	$14,642
(1) This line item represents the loss on the classification as held for sale until the closing of the Cleco Cajun Divestiture. After the closing of the Cleco Cajun Divestiture, this represents the loss on the sale of the Cleco Cajun Sale Group.

Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the years ended December 31, 2024, and 2023:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2024	2023
Net cash (used in) provided by operating activities - discontinued operations	$(822)	$8,778
Net cash used in investing activities - discontinued operations	$(3,278)	$(8,745)

Note 4 — Leases
Cleco maintains operating leases in its ordinary course of business activities.

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
Cleco’s and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.

CLECO
CLECO POWER	2025 FORM 10-K
The following is a schedule by year of future minimum lease payments due under Cleco’s and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2025:

(THOUSANDS)
Years ending Dec. 31,
2026	$2,763
2027	2,482
2028	2,275
2029	2,205
2030	2,205
Thereafter	3,165
Total minimum lease payments	15,095
Less: amount representing interest	1,903
Present value of net minimum operating lease payments	$13,192
Current liabilities	$2,404
Non-current liabilities	$10,788

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
In October 2024, pursuant to a provision for early termination in accordance with the terms of the agreement, Cleco Power notified Savage Inland Marine that Cleco Power would be terminating the lease agreement effective April 15, 2025. This resulted in the lease being classified as an operating lease. Consequently, the net finance lease asset and finance lease obligation were derecognized and a $2.2 million gain was recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2024. In addition, an operating lease obligation of $0.4 million was recognized.
For the years ended December 31, 2024, and 2023, Cleco Power paid $2.0 million, and $2.2 million, respectively, in lease payments. For the years ended December 31, 2024, and 2023, Cleco Power received $0.7 million, and $2.6 million, respectively, of revenue from subleases.

Additional Lessee Disclosures
Cleco’s and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2025, and 2024:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Finance lease cost
Amortization of ROU assets	$—	$1,027
Interest on lease liabilities	—	1,175
Operating lease cost	2,733	3,772
Variable lease cost	877	737
Total lease cost	$3,610	$6,711

The following tables present additional information related to Cleco’s and Cleco Power’s leases as of and for the years ended December 31, 2025, and 2024:

		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2025	2024
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$12,858	$14,905
Total ROU assets		$12,858	$14,905
Current lease liabilities
Operating	Other current liabilities	$2,404	$2,754
Non-current lease liabilities
Operating	Operating lease liabilities	10,788	12,788
Total lease liabilities		$13,192	$15,542

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,711	$3,663
Operating cash flows from finance leases	$—	$1,175
Financing cash flows from finance leases	$—	$844

	AT DEC. 31,
(THOUSANDS)	2025	2024
Other supplemental information
Operating leases
Weighted-average remaining lease term	13.2 years	11.7 years
Weighted-average discount rate	4.01%	4.16%

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

CLECO
CLECO POWER	2025 FORM 10-K
bill to the end of the respective accounting period. Actual customer energy consumption data available from AMI is used to calculate unbilled revenue. Also included in retail revenue is electric customer credits, which represents potential refunds to customers and offsets base revenue. For more information on the regulation of Cleco Power’s retail revenue, see Note 14 — “Regulation and Rates — FRP.”
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

Revenue Unrelated to Contracts with Customers
On September 1, 2022, Cleco Power began billing and collecting, on behalf of Cleco Securitization I, a storm recovery surcharge from all retail customers. This surcharge represents the recovery of costs incurred by Cleco Power as a result of Hurricanes Laura, Delta, Zeta, and Ida and Winter Storms Uri and Viola, as well as interest and associated expenses. Cleco Power remits the collected storm recovery surcharge to Cleco Securitization I to service Cleco Securitization I storm recovery bonds. The storm recovery surcharge will continue to be billed and collected from Cleco Power’s retail customers through the life of the Cleco Securitization I storm recovery bonds.
On April 1, 2025, Cleco Power began billing and collecting, on behalf of Cleco Securitization II, an energy transition surcharge from all retail customers. This surcharge represents the recovery of costs associated with the closure of the Dolet Hills Power Station and the Oxbow mine, as well as interest and associated expenses. Cleco Power remits the collected energy transition surcharge to Cleco Securitization II to service Cleco Securitization II energy transition bonds. The energy transition surcharge will continue to be billed and collected from Cleco Power’s retail customers through the life of the Cleco Securitization II energy transition bonds.

Disaggregated Revenue
Operating revenue, net for the years ended December 31, 2025, 2024, and 2023 was as follows:

CLECO
CLECO POWER	2025 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$538,704		$—		$—	$538,704
Commercial (1)	355,380		—		—	$355,380
Industrial (1)	207,490		—		—	$207,490
Other retail (1)	18,806		—		—	$18,806
Total retail revenue	1,120,380		—		—	1,120,380
Wholesale, net	82,003	(1)	(745)	(2)	—	81,258
Transmission	44,494		—		—	44,494
Other	18,858		—		(30)	18,828
Affiliate (3)	976		81,899		(82,875)	—
Total revenue from contracts with customers	1,266,711		81,154		(82,905)	1,264,960
Revenue unrelated to contracts with customers
Securitization	54,169		—		—	54,169
Other	7,348	(4)	5,312	(5)	—	12,660
Total revenue unrelated to contracts with customers	61,517		5,312		—	66,829
Operating revenue, net	$1,328,228		$86,466		$(82,905)	$1,331,789
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs. For more information on FTRs see Note 8 — “Fair Value Accounting Instruments — FTRs.”
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE YEAR ENDED DEC. 31, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$453,518		$—		$—	$453,518
Commercial (1)	302,380		—		—	302,380
Industrial (1)	177,176		—		—	177,176
Other retail (1)	16,317		—		—	16,317
Electric customer credits	(3,940)		—		—	(3,940)
Total retail revenue	945,451		—		—	945,451
Wholesale, net	99,128	(1)	(2,881)	(2)	—	96,247
Transmission, net	43,004		—		—	43,004
Other	19,514		—		(22)	19,492
Affiliate (3)	12,452		108,127		(120,579)	—
Total revenue from contracts with customers	1,119,549		105,246		(120,601)	1,104,194
Revenue unrelated to contracts with customers
Securitization	32,619		—		—	32,619
Other	2,734	(4)	8,162	(5)	(1)	10,895
Total revenue unrelated to contracts with customers	35,353		8,162		(1)	43,514
Operating revenue, net	$1,154,902		$113,408		$(120,602)	$1,147,708
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs. For more information on FTRs see Note 8 — “Fair Value Accounting Instruments — FTRs.”
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture

CLECO
CLECO POWER	2025 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$469,099		$—		$—	$469,099
Commercial (1)	304,422		—		—	304,422
Industrial (1)	179,506		—		—	179,506
Other retail (1)	16,543		—		—	16,543
Electric customer credits	(60,689)		—		—	(60,689)
Total retail revenue	908,881		—		—	908,881
Wholesale, net	221,547	(1)	(9,454)	(2)	—	212,093
Transmission	56,701		—		—	56,701
Other	20,797		—		—	20,797
Affiliate (3)	8,904		120,716		(129,620)	—
Total revenue from contracts with customers	1,216,830		111,262		(129,620)	1,198,472
Revenue unrelated to contracts with customers
Securitization	34,063		—		—	34,063
Other	6,252	(4)	5		(1)	6,256
Total revenue unrelated to contracts with customers	40,315		5		(1)	40,319
Operating revenue, net	$1,257,145		$111,267		$(129,621)	$1,238,791
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

CLECO
CLECO POWER	2025 FORM 10-K

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2025	2024
Regulatory assets
Acadia Unit 1 acquisition costs	$1,490	$1,596	14
Accumulated deferred fuel(1)	22,910	457	Various
Affordability study	7,581	8,959	5.5
AFUDC equity gross-up	54,188	57,284	Various	(3)
AMI deferred revenue requirement	—	409
AROs	21,370	11,073	Various	(2)
Coughlin transaction costs	722	753	23.5
COVID-19 executive order	2,113	3,372	1.5
Deferred lignite and mine closure costs and Dolet Hills Power Station closure costs	—	258,951
Deferred taxes, net	35,311	2,008	Various	(2)
Dolet Hills carrying charge	2,957	4,729
Financing costs(1)	5,347	5,717	Various	(5)
Interest costs	2,463	2,712	Various	(3)
Madison Unit 3 property taxes	15,350	14,196	Various	(6)
Non-service cost of postretirement benefits	13,204	14,057	Various	(3)
Northlake Transmission Agreement(10)	4,587	2,542	Various	(2)
Postretirement costs	51,451	58,089	Various	(7)
Production operations and maintenance expenses	14,809	4,939	Various	(8)
Rodemacher Unit 2 deferred costs(4)	35,655	27,265
Solar development costs(4)	2,122	2,122
St. Mary Clean Energy Center	—	870
Training costs	5,306	5,462	34
Tree trimming costs	—	943
Other	9,970	10,378	Various	(2)
Total regulatory assets	308,906	498,883
Regulatory liabilities
Deferred taxes, net	(6,368)	(6,827)	Various	(2)
Energy transition reserve(9)	(38,360)	—
Interest earned on energy transition reserve(9)	(831)	—
Residential revenue decoupling	(4,500)	(3,000)
Storm reserve	(69,440)	(76,178)
Total regulatory liabilities	(119,499)	(86,005)
Total regulatory assets, net	$189,407	$412,878
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2025, and 2024, respectively. All other assets are earning a return on investment.
(2) For more information on the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.
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
(9) Currently not in a refund period.
(10) Previously included in Other but presented as its own line item at December 31, 2025, due to increased materiality of the comparative periods.

CLECO
CLECO POWER	2025 FORM 10-K
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Total Cleco Power regulatory assets, net	$189,407	$412,878
2016 Merger adjustments (1)
Fair value of long-term debt	82,553	89,941
Postretirement costs	5,473	7,461
Financing costs	5,873	6,217
Debt issuance costs	3,581	3,921
Total Cleco regulatory assets, net	$286,887	$520,418
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. At December 31, 2025, Accumulated deferred fuel increased $22.5 million, primarily due to increased fuel costs and increases in mark-to-market losses on gas-related derivative contracts. For 2025, approximately 98% of Cleco Power’s total fuel cost was regulated by the LPSC.

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

AMI Deferred Revenue Requirement
In 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer the estimated revenue requirements for the AMI project as a regulatory asset. In 2014, the LPSC approved Cleco
Power’s recovery of the AMI regulatory asset over the average life of the AMI meters, or 11 years, and Cleco Power began recovering the AMI deferred revenue requirement. At December 31, 2025, the AMI regulatory asset was fully amortized.

AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets.
During the third quarter of 2025, as a result of changes in the underlying cost estimates, Cleco Power remeasured an ARO liability associated with the closure of the Dolet Hills Power Station landfill, resulting in an increase of $8.6 million to the liability and regulatory asset, which reflects the expected recovery of these costs through the energy transition reserve once these costs are incurred.

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
In 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years as well as recovery of deferred fuel and mine-related costs. At

CLECO
CLECO POWER	2025 FORM 10-K
June 30, 2024, $12.3 million of the ARO regulatory asset, which was related to the Dolet Hills Power Station, was reclassified to the Dolet Hills Power Station Closure Cost regulatory asset.
At December 31, 2024, Cleco Power had $136.8 million recorded for the deferred lignite and mine closure costs regulatory asset and $122.2 million recorded for the Dolet Hills Power Station closure costs regulatory asset. These regulatory assets were previously recorded in Regulatory assets - current on Cleco’s and Cleco Power’s Consolidated Balance Sheets.
On March 12, 2025, through Cleco Securitization II, Cleco Power completed a securitization financing of Energy Transition Property, which included full recovery of the previously mentioned Dolet Hills Power Station costs that were deferred as regulatory assets, and at March 31, 2025, the balance was reduced to zero on Cleco’s and Cleco Power’s Consolidated Balance Sheets.

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
In 2017, the TCJA was enacted. The provisions of TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. Changes in the IRC from the TCJA had a material impact on the Registrants’ financial statements in 2017. Cleco Power had portions of the excess ADIT classified as protected and unprotected. All amounts associated with the unprotected portion were fully credited to Cleco Power’s retail customers by the end of 2024. The protected excess ADIT continues to be credited until the full amount has been returned to Cleco Power’s customers. At December 31, 2025, and 2024, Cleco and Cleco Power had $182.4 million and $189.6 million, respectively, accrued for the protected excess ADIT.
In 2021, the Louisiana state corporate income tax rate decreased from 8% to 7.5% and the state deduction for federal income taxes paid was eliminated, effective for income tax periods beginning on or after January 1, 2022. These changes resulted in an increase in income tax expense. Therefore, Cleco Power established a regulatory asset for the increased revenue requirements associated with the income tax expense in excess of the amount previously approved by the LPSC. At June 30, 2024, as approved by the LPSC in Cleco Power's current retail rate plan, $5.5 million for the total costs recorded for the associated regulatory asset were netted with the excess ADIT liability recorded in the Deferred taxes, net regulatory asset.
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025.
In 2024, Cleco and Cleco Power recorded a $64.9 million decrease in Regulatory assets - deferred taxes, net for the flowthrough effects of state income taxes. At December 31, 2025, Deferred Taxes, Net regulatory asset increased $33.3 million primarily due to amortization of the excess deferred income taxes and the state flowthrough of tax benefits.
Dolet Hills Carrying Charge
On November 20, 2024, the LPSC authorized Cleco Power to establish an additional regulatory asset to accrue a carrying charge at Cleco Power’s weighted average cost of capital on the total of the related Dolet Hills Power Station regulatory assets that were included in the principal balance of the securitization financing, which closed in March 2025. The amount is being recovered over one year beginning on July 1, 2025, through Cleco Power’s IICR.

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
As of December 31, 2025, the Northlake Transmission Agreement regulatory asset increased $2.0 million as a result of higher transmission costs billed by MISO for Cleco Power’s Northlake service territory.

CLECO
CLECO POWER	2025 FORM 10-K
Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately five years as of December 31, 2025, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 11 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $29.7 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $25.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period though the IICR, beginning on July 1 when the annual rates are set. Cleco Power deferred $12.6 million and $2.0 million in 2025 and 2024, respectively.

Rodemacher Unit 2 Deferred Costs
As a result of environmental regulations enacted during 2020, Cleco Power revised Rodemacher Unit 2’s expected end‑of‑life to coincide with its application to the EPA for an alternative closure date of October 17, 2028. With evolving environmental and market changes, Cleco Power is evaluating options that may extend the unit’s operating life beyond 2028. Rodemacher Unit 2’s depreciation expense in excess of the previously LPSC‑approved depreciation rates continues to be deferred to a regulatory asset.

Solar Development Costs
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by a third party. On September 17, 2024, the LPSC approved the agreement and authorized Cleco Power to establish a regulatory asset for the stipulated settlement of development costs incurred through December 31, 2023, associated with the long-term agreement. As approved by the LPSC, Cleco Power will begin amortizing these costs over 25 years once it begins purchasing power from the third party, which is expected by 2027.

St. Mary Clean Energy Center
Cleco Power had a regulatory asset for the revenue requirements related to the planning and construction costs incurred for the St. Mary Clean Energy Center. As approved by the LPSC in Cleco Power’s prior retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021.
In September 2022, the LPSC approved a settlement refunding $10.4 million to Cleco Power’s retail customers, which was refunded to customers in October 2022. The $10.4 million refund consisted of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs recovered from October 1, 2022, until Cleco Power’s base rates were reset with its new retail rate plan on July 1, 2024. At December 31, 2025, this regulatory asset was fully amortized.

Training Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in 2009. In 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

Tree Trimming Costs
In 2016, the LPSC approved Cleco Power to defer and recover through its base rates tree trimming costs. The LPSC authorized a deferral up to $11.0 million, excluding debt carrying costs. At December 31, 2025, this regulatory asset was fully amortized.

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

Other Regulatory Assets
The LPSC approved recovery of other previously deferred costs associated with Cleco Power’s current and prior retail rate plan, which began being amortized over three years on July 1, 2024. At December 31, 2025, and 2024, Cleco Power had a regulatory asset of $2.0 million and $4.5 million, respectively, recorded for these deferred costs.
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project, until Cleco Power’s prior retail rate plan was approved. As approved by the LPSC in Cleco Power’s prior rate case, the regulatory asset began being amortized over four years on July 1, 2021. At December 31, 2024, Cleco Power had a regulatory asset of $0.7 million recorded for the deferred revenue associated with the Coughlin Pipeline project. At December 31, 2025, this regulatory asset was fully amortized.
Cleco Power recovers increases in property taxes through its base rates. Additionally, as approved by the LPSC in Cleco

CLECO
CLECO POWER	2025 FORM 10-K
Power’s current retail rate plan, increases in property taxes that are related to the industrial tax exemption program roll-offs will be recovered through the IICR. At December 31, 2025, and 2024, Cleco Power had a regulatory asset of $2.0 million and $0.6 million, respectively, for these costs.
On July 1, 2024, as approved by the LPSC in Cleco Power’s current retail rate plan, Cleco Power established a regulatory asset for right-of-way vegetation management costs to mitigate potential disruptions to its transmission and distribution system. At December 31, 2025, and 2024, Cleco Power had $5.9 million and $4.6 million, respectively, recorded for these costs.

Energy Transition Reserve
On March 12, 2025, in conjunction with the securitization financing and pursuant to the financing order issued by the LPSC on November 20, 2024, a newly funded energy transition reserve for reimbursement of Dolet Hills Power Station energy transition costs and for future energy transition costs was established. Any surplus that remains in the reserve after all Dolet Hills Power Station energy transition costs are prudently incurred will be refunded to Cleco Power’s retail electric customers using the IICR.

Interest Earned on Energy Transition Reserve
Cleco Power established a regulatory liability for the interest earned on the restricted cash for the newly funded energy transition reserve. Per the financing order, Cleco Power will refund this interest annually through the IICR. For more information on the restricted cash for the energy transition reserve, see Note 2 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Residential Revenue Decoupling
Under the terms of Cleco Power’s current retail rate plan, effective July 1, 2024, Cleco Power implemented a residential revenue decoupling mechanism through its IICR that provides a charge or credit to its residential customers for any under or over collection of residential base revenue as a result of changes in usage driven by weather or other measures. The under or over collection of residential base revenue is assessed on Cleco Power’s rate year and an associated credit or charge for decoupling, not to exceed $3.0 million for any respective rate year, will be adjusted through the IICR for each subsequent year.
On July 1, 2025, Cleco Power began providing a $3.0 million credit to its residential customers through the IICR. At September 30, 2025, Cleco Power accrued an additional $3.0 million reflecting an expected credit to be provided to residential customers for the rate year starting July 1, 2026.

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At December 31, 2024, Cleco Power had a storm reserve balance of $76.2 million, net of $43.3 million of unreimbursed accumulated storm restoration costs. At December 31, 2025, Cleco Power had a storm reserve balance of $69.4 million, net of $37.8 million of unreimbursed accumulated storm restoration costs.

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
At December 31, 2025, the investment in and accumulated depreciation for each generating facility on Cleco’s and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2025
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE (2)	ACCUMULATED DEPRECIATION (2)	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$19,142	$4,532	$395	50%
Brame Energy Center
Rodemacher Unit 2	$89,412	$61,900	$671	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$3,369	$862	$15	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$3,245	$554	$11	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$11,801	$2,769	$112	77%
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

CLECO
CLECO POWER	2025 FORM 10-K

Cleco Power
	AT DEC. 31, 2025
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$19,916	$5,306	$395	50%
Brame Energy Center
Rodemacher Unit 2	$162,992	$135,480	$671	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$4,776	$2,269	$15	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$3,335	$644	$11	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$21,844	$12,812	$112	77%
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

When available and if applicable, Cleco uses observable market prices to measure fair value. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2025, and 2024, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$334,353	$334,353	$—	$—	$153,972	$153,972	$—	$—
FTRs	5,513	—	—	5,513	2,084	—	—	2,084
Natural gas derivatives	2,452	—	2,452	—	9,210	—	9,210	—
Total assets	$342,318	$334,353	$2,452	$5,513	$165,266	$153,972	$9,210	$2,084
Liability Description
FTRs	$945	$—	$—	$945	$256	$—	$—	$256
Natural gas derivatives	10,890	—	10,890	—	—	—	—	—
Total liabilities	$11,835	$—	$10,890	$945	$256	$—	$—	$256

CLECO
CLECO POWER	2025 FORM 10-K

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$326,128	$326,128	$—	$—	$147,648	$147,648	$—	$—
FTRs	5,513	—	—	5,513	2,084	—	—	2,084
Natural gas derivatives	2,452	—	2,452	—	9,210	—	9,210	—
Total assets	$334,093	$326,128	$2,452	$5,513	$158,942	$147,648	$9,210	$2,084
Liability Description
FTRs	$945	$—	$—	$945	$256	$—	$—	$256
Natural gas derivatives	10,890	—	10,890	—	—	—	—	—
Total liabilities	$11,835	$—	$10,890	$945	$256	$—	$—	$256

Cleco applied its Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the years ended December 31, 2025, and 2024, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At December 31, 2025, and 2024, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2025, and 2024:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Cash and cash equivalents	$162,282	$21,562
Current restricted cash and cash equivalents	$33,702	$15,918
Non-current restricted cash and cash equivalents	$138,369	$116,492

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Cash and cash equivalents	$154,082	$15,263
Current restricted cash and cash equivalents	$33,702	$15,918
Non-current restricted cash and cash equivalents	$138,344	$116,467

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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Beginning balance	$1,828	$2,306	$2,276
Realized losses	(2,158)	—	—
Unrealized gains (losses)*	2,801	204	(425)
Purchases	6,489	4,240	8,089
Sales	(1,583)	—	—
Settlements	(2,809)	(4,922)	(7,634)
Ending balance	$4,568	$1,828	$2,306
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2025, and 2024:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Dec. 31, 2025	$5,513	$945	RTO auction pricing	FTR price - per MWh	$(6.78)	$6.46	$0.79
FTRs at Dec. 31, 2024	$2,084	$256	RTO auction pricing	FTR price - per MWh	$(4.39)	$8.49	$0.27
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

CLECO
CLECO POWER	2025 FORM 10-K
component of Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2025		2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,300,793	$3,179,215	$2,922,003	$2,716,251
* The carrying value of long-term debt does not include deferred issuance costs of $18.3 million at December 31, 2025, and $11.6 million at December 31, 2024.

Cleco Power
	AT DEC. 31,
	2025		2024
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,208,240	$2,232,569	$1,822,061	$1,800,633
* The carrying value of long-term debt does not include deferred issuance costs of $17.4 million at December 31, 2025, and $10.1 million at December 31, 2024.

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

Concentrations of Credit Risk
Cleco is exposed to counterparty credit risk due to the potential that a counterparty may fail to meet their financial obligations causing Cleco to potentially incur replacement cost losses.
At December 31, 2025, and 2024, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market funds.
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
At December 31, 2025, and 2024, Cleco held cash collateral of $4.4 million and $14.8 million, respectively, recorded in Credit deposits on Cleco’s and Cleco Power’s Consolidated Balance Sheets. At December 31, 2025, and 2024, Cleco held CIAC of $33.1 million and $27.4 million, respectively, recorded in Customer advances for construction on Cleco’s and Cleco Power’s Consolidated Balance Sheets.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At December 31, 2025, and 2024, there were no fair value amounts offset on Cleco’s and Cleco Power’s Consolidated Balance Sheets.
The following table presents the fair values of derivative instruments on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2025, and 2024:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Commodity-related contracts
FTRs
Current
Energy risk management assets	$5,513	$2,084
Energy risk management liabilities	(945)	(256)
Natural gas derivatives
Current
Energy risk management assets	2,452	9,210
Energy risk management liabilities	(10,890)	—
Commodity-related contracts, net	$(3,870)	$11,038

CLECO
CLECO POWER	2025 FORM 10-K
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Consolidated Statements of Income for the years December 31, 2025, 2024, and 2023:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Commodity contracts
FTRs (1)
Electric operations	$7,424	$2,811	$6,320
Purchased power	(4,533)	(2,988)	(4,465)
Natural gas derivatives (1)
Fuel used for electric generation	(9,534)	(30,748)	(139,315)
Total	$(6,643)	$(30,925)	$(137,460)
(1) Cleco’s realized gains (losses) for FTRs and natural gas derivatives are consistent with amounts disclosed in Cleco Power’s derivative table below, see — Cleco Power.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Commodity contracts
FTRs
Electric operations	$7,424	$2,811	$6,320
Purchased power	(4,533)	(2,988)	(4,465)
Natural gas derivatives (1)
Fuel used for electric generation	(9,534)	(24,289)	(22,734)
Total	$(6,643)	$(24,466)	$(20,879)
(1) Natural gas derivatives - Realized Gains (Losses)
Realized gains and losses related to natural gas derivatives are recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets and recovered from customers through the FAC. For the years ended December 31, 2025, and 2024, Cleco and Cleco Power had no unrecovered realized gains (losses) recorded in Accumulated deferred fuel. For the year ended December 31, 2023, Cleco Power had unrecovered realized losses of $(2.0) million associated with natural gas derivatives recorded in Accumulated deferred fuel.

The following table presents the unrealized gains (losses) of derivatives not designated as hedging instruments that are recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets for the years December 31, 2025, and 2024:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Commodity contracts
FTRs
Unrealized gains	$2,801	$204
Natural gas derivatives
Unrealized (losses) gains	(14,480)	14,568
Total	$(11,679)	$14,772

The following table presents the volume of commodity-related derivative contracts outstanding at December 31, 2025, and 2024 for Cleco and Cleco Power:

		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2025	2024
Commodity-related contracts
FTRs	MWh	5,755	6,720
Natural gas derivatives	MMBtus	36,825	18,595

Note 10 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2025, and 2024 was as follows:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Bonds
Senior notes, 3.68%, due 2025	$—	$75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 5.96%, due 2026	100,000	100,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 5.30%, due 2036	350,000	—
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	—	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Securitization I storm recovery bonds, 4.016%, due 2033	85,840	100,927
Cleco Securitization I storm recovery bonds, 4.646%, due 2044	300,000	300,000
Cleco Securitization II energy transition bonds, 4.680%, due 2036	96,786	—
Cleco Securitization II energy transition bonds, 5.346%, due 2047	205,000	—
Total bonds	2,212,626	1,700,927
Bank term loan, variable rate, due 2025	—	125,000
Gross amount of long-term debt	2,212,626	1,825,927
Long-term debt due within one year	(254,943)	(264,934)
Unamortized debt discount	(4,386)	(3,866)
Unamortized debt issuance costs	(17,781)	(10,503)
Total long-term debt, net	$1,935,516	$1,546,624

CLECO
CLECO POWER	2025 FORM 10-K
Cleco’s total long-term indebtedness as of December 31, 2025, and 2024 was as follows:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Total Cleco Power long-term debt, net	$1,935,516	$1,546,624
Cleco Holdings’ long-term debt, net
Senior notes, 3.743%, due 2026	360,000	360,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Long-term debt due within one year	(359,884)	—
Unamortized debt issuance costs(1)	(941)	(1,523)
Fair value adjustment	82,553	89,942
Total Cleco long-term debt, net	$2,667,244	$2,645,043
(1) For December 31, 2025, and 2024, this amount includes unamortized debt issuance costs for Cleco Holdings of $4.5 million and $5.4 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $3.6 million and $3.9 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2030 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2026	$255,212	$615,212
2027	$76,300	$76,300
2028	$227,434	$227,434
2029	$28,618	$328,618
2030	$29,853	$29,853
Thereafter	$1,595,209	$1,945,210
Cleco Power
Cleco Power’s total long-term debt due within one year as of December 31, 2025, and December 31, 2024, was as follows:

(THOUSANDS)	AT DEC. 31, 2025	AT DEC. 31, 2024
Senior notes, 3.68%	$—	$75,000
Senior notes, 3.47%	130,000	—
Senior notes, 5.96%	100,000	—
Series A GO Zone bonds, 2.50%,	—	50,000
Bank term loan, variable rate	—	125,000
Cleco Securitization I storm recovery bonds, 4.016%	15,699	15,087
Cleco Securitization II energy transition bonds, 4.680%	9,513	—
Long-term debt due within one year	255,212	265,087
Unamortized debt issuance costs	(269)	(153)
Long-term debt due within one year, net	$254,943	$264,934

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
On March 14, 2025, following this securitization financing, Cleco Power repaid the outstanding balance of its $125.0 million bank term loan and outstanding balance of its $110.0 million short-term revolving credit facility. On May 1, 2025, Cleco Power elected to repay $50.0 million GO Zone bonds issued on its behalf.
On November 17, 2025, Cleco Power used its revolving credit facility to repay its $75.0 million of senior notes. On November 21, 2025, Cleco Power completed the issuance of $350.0 million aggregate principal amount of its unsecured senior notes at a fixed interest rate of 5.30% and a maturity date of January 15, 2036. The proceeds of the issuance were used for general corporate purposes, including ongoing capital expenditures and to repay Cleco Power’s outstanding balance of its short-term revolving credit facility.
Other than Cleco Securitization I storm recovery bonds and Cleco Securitization II’s energy transition bonds, all of Cleco Power’s debt outstanding at December 31, 2025, and 2024 is unsecured and unsubordinated.

Cleco
Cleco’s total long-term debt due within one year as of December 31, 2025, and December 31, 2024, was as follows:

(THOUSANDS)	AT DEC. 31, 2025	AT DEC. 31, 2024
Total Cleco Power long-term debt due within one year, net	$254,943	$264,934
Senior notes, 3.743%	360,000	—
Long-term debt due within one year	614,943	264,934
Unamortized debt issuance costs	(117)	—
Long-term debt due within one year, net	$614,826	$264,934

Other than Cleco Securitization I storm recovery bonds and Cleco Securitization II’s energy transition bonds, all of Cleco’s debt outstanding at December 31, 2025, and 2024 is unsecured and unsubordinated.

Credit Facilities
At December 31, 2025, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million. There were no outstanding borrowings on either of these revolving credit facilities. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At December 31, 2025, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2025, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus

CLECO
CLECO POWER	2025 FORM 10-K
0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At December 31, 2025, Cleco Power was in compliance with the covenants of its revolving credit facility. At December 31, 2025, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Note 11 — Pension Plan and Employee Benefits
Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Required contributions are driven by liability funding target percentages set by law and could cause the required contributions to be uneven among the years. Based on the funding assumptions at December 31, 2025, management estimates that $59.8 million in pension contributions will be required through 2030, of which $16.8 million is required in 2026. During the years ended December 31, 2025, and 2024, Cleco made required pension contributions of $16.5 million and $25.8 million, respectively. No pension contributions were required in 2023.
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
The benefit obligation, plan assets, and funded status for the pension plan at December 31, 2025, and 2024 are presented in the following table:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of period	$494,864	$525,482
Service cost	3,866	4,619
Interest cost	27,105	26,140
Actuarial loss (gain)	5,913	(25,647)
Expenses paid	—	(3,396)
Transfer to Cleco Cajun Purchasers	—	(1,674)
Benefits paid	(31,247)	(30,660)
Benefit obligation at end of period	500,501	494,864
Change in plan assets
Fair value of plan assets at beginning of period	409,270	408,159
Actual gain on plan assets	48,686	11,091
Employer contributions	16,500	25,750
Expenses paid	(2,967)	(3,396)
Transfer to Cleco Cajun Purchasers	—	(1,674)
Benefits paid	(31,247)	(30,660)
Fair value of plan assets at end of period	440,242	409,270
Unfunded status	$(60,259)	$(85,594)
The current and non-current portions of the Pension Benefits liability for Cleco and Cleco Power at December 31, 2025, and 2024 are as follows:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Current	$16,772	$16,344
Non-current	$43,487	$69,250

The employee pension plan accumulated benefit obligation at December 31, 2025, and 2024 is presented in the following table:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Accumulated benefit obligation	$485,708	$479,948

The following table presents the net actuarial gains/losses included in net periodic benefit cost and recorded in the associated Postretirement costs regulatory asset for the Pension Plan for the years ended December 31, 2025, and 2024:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Net actuarial gain occurring during period	$(6,639)	$(6,310)

CLECO
CLECO POWER	2025 FORM 10-K
The pension net actuarial gain was $6.6 million for the year ended December 31, 2025, primarily due to actual plan asset returns exceeding expected returns, partially offset by losses resulting from a decrease in the discount rate and unfavorable demographic experience. The pension net actuarial gain was $6.3 million for the year ended December 31, 2024, primarily due to the increase in the discount rate, partially offset by the actual plan asset returns compared to the expected plan asset returns.
The following table presents net actuarial gains/losses in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs for the employee pension plan:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Accumulated net actuarial loss	$51,451	$58,089

The non-service components of net periodic pension cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension costs for 2025, 2024, and 2023 are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Components of periodic benefit costs
Service cost	$3,866	$4,619	$4,977
Interest cost	27,105	26,140	26,423
Expected return on plan assets	(33,167)	(30,428)	(29,544)
Net periodic benefit (credit) cost	$(2,196)	$331	$1,856

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2025, 2024, and 2023 was $1.0 million, $1.8 million, and $1.9 million, respectively.
The measurement date used to determine the pension benefits is December 31. In order to calculate the discount rate to measure the liabilities, management uses a theoretical bond portfolio that matches expected benefit payments. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	AT DEC. 31,
	2025	2024
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.60%	5.66%
Rate of compensation increase	3.00%	3.00%

	FOR THE YEAR ENDED DEC. 31,
	2025	2024	2023
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.66%	5.13%	5.44%
Expected return on plan assets	7.07%	6.68%	6.60%
Rate of compensation increase	3.00%	3.50%	2.76%

Pension Plan Asset Investments
The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by Cleco’s Retirement Committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. For the calculation of the 2026 periodic expense, Cleco decreased the discount rate to 5.60% and decreased the expected long-term return on plan assets to 6.95%. As a result, Cleco expects pension income to decrease in 2026 by approximately $1.0 million primarily due to an increase in the expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2025, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
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
There have been no changes in the methodologies for determining fair value at December 31, 2025, and 2024. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

CLECO
CLECO POWER	2025 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$9,264	$—	$9,264	$—
Mutual funds
Domestic		138,407	138,407	—	—
Total		$147,671	$138,407	$9,264	$—

	Investments measured at net asset value(1)	292,247
	Interest accrual	324
	Total net assets	$440,242
(1) Investments measured at net asset value consist of Common/collective trust and real estate fund investments.

(THOUSANDS)		AT DEC. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(1)
Asset Description
Cash equivalents		$5,818	$—	$5,818	$—
Mutual funds
Domestic		121,954	121,954	—	—
Corporate debt		76,712	—	76,712	—
Total		$204,484	$121,954	$82,530	$—

	Investments measured at net asset value(1)	204,476
	Interest accrual	310
	Total net assets	$409,270
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
The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2025, the return on plan assets was 11.16% compared to an expected long-term return of 7.07%. The 2024 return on pension plan assets was 1.90% compared to an expected long-term return of 6.68%. As of December 31, 2025, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Strategic Asset Allocation
Cleco’s pension investment strategy is designed to balance risk and return through a diversified portfolio of equity and fixed income investments. As the funded status of the plan improves, Cleco’s target asset allocation is structured to reduce funded status volatility by increasing exposure to fixed income investments and reducing exposure to return‑seeking assets.
The general funded status to target portfolio allocations are as follows:

FUNDED STATUS	RETURN-SEEKING ASSETS	LIABILITY-HEDGING ASSETS - CREDIT	LIABILITY-HEDGING ASSETS - GOVERNMENT
≤ 80%	60%	20%	20%
80% to 100%	60% to 47%	20% to 37%	20% to 16%
100% to 115%	47% to 10%	37% to 83%	16% to 7%
≥ 115%	10%	83%	7%

CLECO
CLECO POWER	2025 FORM 10-K
Other Pension Plan Disclosures
The projected benefit payments for the employee pension plan for each year through 2030 and the next five years thereafter are listed in the following table:

(THOUSANDS)	2026	2027	2028	2029	2030	FIVE YEARS THEREAFTER
Pension	$33,095	$33,882	$34,510	$35,058	$35,522	$180,012

Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The benefit obligation, plan assets, and funded status for the Other Benefits plan at December 31, 2025, and 2024 are presented in the following table:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of period	$44,003	$47,056
Service cost	1,578	1,907
Interest cost	2,343	2,322
Actuarial gain	1,346	(2,011)
Plan amendments	4,532	—
Derecognition of Cleco Cajun liability	—	(380)
Benefits paid	(4,969)	(4,891)
Benefit obligation at end of period	48,833	44,003
Unfunded status	$(48,833)	$(44,003)

The following table presents the net actuarial gains/losses included in other comprehensive income for Other Benefits related to current year gains and losses as a result of being included in net periodic benefit costs for the Other Benefits plan for the years ended December 31, 2025, and 2024:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Net actuarial loss (gain) occurring during period	$1,346	$(1,964)
Net actuarial (gain) loss amortized during period	$(295)	$653

The Other Benefits net actuarial loss was $1.3 million for the year ended December 31, 2025, primarily due to a decrease in the discount rate. The Other Benefits net actuarial gain was $2.0 million for the year ended December 31, 2024, primarily due to updated demographic assumptions, the removal of Cleco Cajun participants, and the increase in the discount rate.
During 2025, Cleco amended the Other Benefits plan to increase its share of medical costs, which increased the accumulated postretirement benefit obligation and resulted in the recognition of prior service cost.
The following table presents net actuarial gains/losses in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs for the Other Benefits plan:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Accumulated net actuarial loss	$9,984	$9,685

The non-service components of net periodic Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of net periodic Other Benefits costs for 2025, 2024, and 2023 are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Components of periodic benefit costs
Service cost	$1,578	$1,907	$1,472
Interest cost	2,343	2,322	2,285
Amortizations
Net (gain) loss	295	646	(45)
Gain on derecognition of Cleco Cajun	—	(169)	—
Net periodic benefit cost	$4,216	$4,706	$3,712

Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 was $4.1 million, $4.3 million, and $3.5 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2025, and 2024 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current	$5,753	$5,279
Non-current	$43,080	$38,724

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current	$4,896	$4,524
Non-current	$33,457	$30,054

The measurement date used to determine the other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	AT DEC. 31,
	2025	2024
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.25%	5.61%

CLECO
CLECO POWER	2025 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
	2025	2024	2023
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.61%	5.25%	5.61%

Other Benefits Plan Disclosures
The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2026 and remains at 5.0% thereafter. The rate used for 2025 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the Other Benefits plan for each year through 2030 and the next five years thereafter are listed in the following table:

(THOUSANDS)	2026	2027	2028	2029	2030	FIVE YEARS THEREAFTER
Other benefits	$5,753	$5,792	$5,667	$5,555	$5,397	$24,195

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
The SERP funded status at December 31, 2025, and 2024 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of period	$63,543	$67,462
Service cost	58	134
Interest cost	3,454	3,343
Actuarial gain	1,177	(2,814)
Benefits paid	(4,603)	(4,582)
Benefit obligation at end of period	$63,629	$63,543

The SERP accumulated benefit obligation at December 31, 2025, and 2024 is presented in the following table:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Accumulated benefit obligation	$63,629	$63,543

The following table presents net actuarial gains/losses and prior service credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2025, and 2024:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024
Net actuarial loss (gain) occurring during year	$1,176	$(2,814)
Net actuarial gain amortized during year	$—	$(58)
Prior service credit amortized during year	$(215)	$(215)

The SERP net actuarial loss was $1.2 million for the year ended December 31, 2025, primarily due to the decrease in the discount rate and updates to the 2025 census data. The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2025, and 2024:

	AT DEC. 31
(THOUSANDS)	2025	2024
Accumulated net actuarial loss	$6,125	$4,948
Prior service credit	$(655)	$(870)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2025, 2024, and 2023 are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Components of periodic benefit costs
Service cost	$58	$134	$142
Interest cost	3,454	3,343	3,604
Amortizations
Prior service credit	(215)	(215)	(215)
Net (gain) loss	(139)	(81)	(63)
Net periodic benefit cost	$3,158	$3,181	$3,468

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	AT DEC. 31,
	2025	2024
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.54%	5.65%

CLECO
CLECO POWER	2025 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
	2025	2024	2023
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.65%	5.13%	5.46%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 was $0.6 million, $0.5 million, and $0.5 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2025, and 2024 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current	$4,981	$4,815
Non-current	$58,648	$58,728

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2025	2024
Current	$862	$833
Non-current	$10,146	$10,160

The projected benefit payments for SERP for each year through 2030 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2026	2027	2028	2029	2030	FIVE YEARS THEREAFTER
SERP	$4,981	$4,936	$4,925	$4,898	$4,829	$23,079

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2025, 2024, and 2023 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
401(k) Plan expense	$8,829	$9,069	$7,770

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2025, 2024, and 2023 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
401(k) Plan expense	$1,835	$3,071	$2,859

Note 12 — Income Taxes
Cleco
The following table presents a reconciliation of income tax expense (benefit) at the statutory rate and income tax expense (benefit) on income (loss) from continuing operations reported on Cleco’s Consolidated Statement of Income:

			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2025	%	2024	%	2023	%
Income (loss) from continuing operations before income taxes	$234,825		$78,957		$(94,942)
U.S federal statutory tax rate	$49,313	21.0%	$16,581	21.0%	$(19,938)	21.0%
State and local income taxes, net of federal tax effect	$10,541	4.5%	$20,999	26.6%	$(4,004)	4.2%
Nontaxable or nondeductible items	$1,147	0.5%	$748	0.9%	$192	(0.2)%
Other adjustments
Flowthrough of tax benefits	$(15,859)	(6.7)%	$(7,844)	(9.9)%	$(7,737)	8.1%
Amortization of excess deferred income taxes	$(5,359)	(2.3)%	$(15,977)	(20.2)%	$(33,518)	35.3%
Other	$(168)	(0.1)%	$(451)	(0.6)%	$(68)	0.1%
Effective tax rate	$39,615	16.9%	$14,056	17.8%	$(65,073)	68.5%

CLECO
CLECO POWER	2025 FORM 10-K
Information about current and deferred income tax expense from continuing operations is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Current federal income tax expense (benefit)	$11,145	$(46,955)	$(45,429)
Deferred federal income tax expense (benefit)	31,230	42,380	(7,137)
Amortization of accumulated deferred investment tax credits	(104)	(115)	(127)
Total federal income tax expense (benefit)	$42,271	$(4,690)	$(52,693)
Current state income tax (benefit) expense	(342)	18,833	(9,787)
Deferred state income tax benefit	(2,314)	(87)	(2,593)
Total state income tax (benefit) expense	$(2,656)	$18,746	$(12,380)
Total federal and state income tax expense (benefit)	$39,615	$14,056	$(65,073)
Items charged or credited directly to member’s equity
Federal deferred income tax	(1,807)	646	(1,374)
State deferred income tax	(501)	327	(531)
Total tax (benefit) expense from items charged directly to member’s equity	$(2,308)	$973	$(1,905)
Total federal and state income tax expense (benefit)	$37,307	$15,029	$(66,978)

The following table presents federal and state income taxes paid, net of refunds.

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Income taxes paid, net of refunds
Federal	$3,044	$2,714	$—
State:
Louisiana	2,325	6,424	2,162
Other	2	—	—
Total income taxes paid, net of refunds	$5,371	$9,138	$2,162
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2025, and 2024 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Deferred tax liabilities:
Depreciation and property basis differences	$(674,802)	$(663,454)
Fuel cost	(4,378)	(2,161)
Other comprehensive income	(4,763)	(6,127)
Regulated operations	(226,197)	(207,915)
Merger fair value adjustments	(39,817)	(41,583)
Other	(39,843)	(15,276)
Total deferred tax liabilities	(989,800)	(936,516)
Deferred tax assets:
Depreciation and property basis differences	199	291
Net operating loss carryforward	—	11,761
NMTC	68,152	68,655
Other comprehensive income	11,788	10,844
Regulated operations	60,946	57,776
Postretirement benefits	21,262	21,803
Other	18,806	17,140
Total deferred tax assets	181,153	188,270
Accumulated deferred federal and state income taxes, net	$(808,647)	$(748,246)
Cleco Power
The following table presents a reconciliation of income tax expense at the statutory rate and income tax expense (benefit) on income reported on Cleco Power’s Consolidated Statement of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2025	%	2024	%	2023	%
Income before income taxes	$277,678		$157,424		$132,715
U.S federal statutory tax rate	$58,312	21.0%	$33,059	21.0%	$27,870	21.0%
State and local income taxes, net of federal tax effect	$12,632	4.6%	$9,714	6.2%	$9,101	6.9%
Nontaxable or nondeductible items	$76	—%	$183	0.1%	$92	0.1%
Other adjustments
Flowthrough of tax benefits	$(15,859)	(5.7)%	$(7,844)	(5.0)%	$(7,737)	(5.8)%
Amortization of excess deferred income taxes	$(5,359)	(1.9)%	$(15,977)	(10.1)%	$(33,518)	(25.3)%
Other	$(225)	(0.1)%	$(629)	(0.4)%	$(242)	(0.2)%
Effective tax rate	$49,577	17.9%	$18,506	11.8%	$(4,434)	(3.3)%

CLECO
CLECO POWER	2025 FORM 10-K
Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Current federal income tax expense	$18,706	$4,189	$11,188
Deferred federal income tax expense (benefit)	31,074	12,736	(20,029)
Amortization of accumulated deferred investment tax credits	(104)	(114)	(127)
Total federal income tax expense (benefit)	$49,676	$16,811	$(8,968)
Current state income tax expense	2,115	2,052	5,617
Deferred state income tax benefit	(2,214)	(357)	(1,083)
Total state income tax (benefit) expense	$(99)	$1,695	$4,534
Total federal and state income tax expense (benefit)	$49,577	$18,506	$(4,434)
Items charged or credited directly to members’ equity
Federal deferred income tax	(739)	67	(528)
State deferred income tax	(205)	281	(208)
Total tax expense (benefit) from items charged directly to member’s equity	$(944)	$348	$(736)
Total federal and state income tax expense (benefit)	$48,633	$18,854	$(5,170)

Cleco Power paid $1.4 million in federal income taxes, net of refunds for 2025. Cleco Power made no payments in 2024 and 2023.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2025, and 2024 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Deferred tax liabilities:
Depreciation and property basis differences	$(674,749)	$(663,291)
Fuel cost	(4,378)	(2,161)
Regulated operations	(226,197)	(207,915)
Other	(25,349)	(3,389)
Total deferred tax liabilities	(930,673)	(876,756)
Deferred tax assets:
Depreciation and property basis differences	199	291
Net operating loss carryforward	—	11,761
Other comprehensive income	3,932	2,988
Regulated operations	60,946	57,776
Postretirement benefits	10,067	10,137
Other	5,805	5,787
Total deferred tax assets	80,949	88,740
Accumulated deferred federal and state income taxes, net	$(849,724)	$(788,016)

Tax Rate Changes
On December 4, 2024, the Louisiana state corporate income tax rate decreased from 7.5% to 5.5%, effective for the income tax periods beginning on or after January 1, 2025. In accordance with accounting guidance, Cleco and Cleco Power recorded the impact of the rate change on its consolidated financial statements at December 31, 2024, by decreasing Accumulated deferred federal and state income taxes, net by $66.5 million and increasing Regulatory liabilities - deferred taxes, net by $64.9 million. The impact to income tax expense was $1.6 million. For more information, see Note 6 “Regulatory Assets and Liabilities — Deferred Taxes, Net.”

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2025, and 2024, Cleco had a deferred tax asset resulting from a NMTC carryforward of $68.2 million and $68.7 million, respectively. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.
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

Net Operating Losses
For the 2024 tax year, Cleco and Cleco Power had a federal net operating loss of approximately $39.4 million and a state net operating loss of approximately $81.8 million. For the 2025 tax year, Cleco and Cleco Power expect to utilize the remaining federal and state net operating losses.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2025, and 2024, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2025, 2024, and 2023, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At December 31, 2025, and 2024, Cleco and Cleco Power had no liability for unrecognized tax positions.

Income Tax Audits
Cleco Group participates in the IRS’s Compliance Assurance Process program in which tax positions are examined and agreed upon prior to filing the federal tax return. The Compliance Assurance Process program allows the IRS to establish a low risk of non-compliance, and at its discretion, may reduce the level of its review based on complexity and the number of issues found. Cleco Group's application has been accepted into the Compliance Assurance Process program for the 2022-2024 tax years and the statute of limitations remains open for those tax years.
The state income tax years 2022, 2023, and 2024 remain subject to examination by the Louisiana Department of Revenue.
Cleco records income tax penalties in Other Expense on its Consolidated Statements of Income. For the years ended December 31, 2025, 2024, and 2023, no penalties were recognized.

CLECO
CLECO POWER	2025 FORM 10-K

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

SEGMENT INFORMATION
FOR THE YEAR ENDED DEC. 31, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$796,123
Fuel cost recovery revenue (1)	413,608
Other operations	117,521
Affiliate revenue	976
Operating revenue, net	$1,328,228
Less:
Recoverable fuel and purchased power (1)	$413,610
Non-recoverable fuel and purchased power	30,530
Other operations and maintenance (2)	256,230
Taxes other than income taxes	60,078
Other segment items (3)	(7,591)
EBITDA	$575,371
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $90.6 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE YEAR ENDED DEC. 31, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$796,123	$(745)	(1)	$—	$795,378
Fuel cost recovery revenue	413,608	—		—	$413,608
Other operations	117,521	5,312		(30)	122,803
Affiliate revenue	976	81,899		(82,875)	—
Operating revenue, net	$1,328,228	$86,466		$(82,905)	$1,331,789
Depreciation and amortization	$201,073	$9,520	(1)	$—	$210,593
Interest income	$9,505	$10,817		$(297)	$20,025
Interest charges	$106,125	$45,255		$(297)	$151,083
Federal and state income tax expense (benefit)	$49,577	$(9,962)		$—	$39,615
Net income (loss)	$228,101	$(32,891)		$—	$195,210
Additions to property, plant, and equipment	$348,530	$332		$—	$348,862
Equity investment in investee	$1,916	$(918,952)		$918,952	$1,916
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,416,469	$(397,107)		$855,802	$7,875,164
(1) Includes $0.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2025 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2024 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$729,273
Fuel cost recovery revenue (1)	321,980
Other operations	95,137
Affiliate revenue	12,452
Electric customer credits	(3,940)
Operating revenue, net	$1,154,902
Less:
Recoverable fuel and purchased power (1)	$321,980
Non-recoverable fuel and purchased power	32,752
Other operations and maintenance (2)	245,651
Taxes other than income taxes	57,754
Other segment items (3)	8,164
EBITDA	$488,601
(1) These pass through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $95.3 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE YEAR ENDED DEC. 31, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$729,273	$(2,881)	(1)	$(1)	$726,391
Fuel cost recovery revenue	321,980	—		—	$321,980
Other operations	95,137	8,162		(22)	103,277
Affiliate revenue	12,452	108,127		(120,579)	—
Electric customer credits	(3,940)	—		—	(3,940)
Operating revenue, net	$1,154,902	$113,408		$(120,602)	$1,147,708
Depreciation and amortization	$236,444	$11,143	(1)	$1	$247,588
Interest income	$4,125	$11,291		$(349)	$15,067
Interest charges	$98,858	$55,046		$(349)	$153,555
Federal and state income tax expense (benefit)	$18,506	$(4,450)		$—	$14,056
Income (loss) from continuing operations, net of income taxes	$138,918	$(74,017)		$—	$64,901
Income from discontinued operations, net of income taxes	$—	$45,517		$—	$45,517
Net income (loss)	$138,918	$(28,500)		$—	$110,418
Additions to property, plant, and equipment	$255,336	$4,189		$—	$259,525
Equity investment in investee	$1,916	$(848,952)		$848,952	$1,916
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,879,566	$(286,556)		$776,596	$7,369,606
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
(2) Includes administrative and general expenses of $83.5 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2025 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$692,866	$(9,454)	(1)	$—	$683,412
Fuel cost recovery revenue	504,503	—		—	$504,503
Other operations	111,561	5		(1)	111,565
Affiliate revenue	8,904	120,716		(129,620)	—
Electric customer credits	(60,689)	—		—	(60,689)
Operating revenue, net	$1,257,145	$111,267		$(129,621)	$1,238,791
Depreciation and amortization	$191,745	$17,644	(1)	$—	$209,389
Interest income	$5,011	$571		$(189)	$5,393
Interest charges	$98,879	$66,165		$(188)	$164,856
Federal and state income tax benefit	$(4,434)	$(60,639)		$—	$(65,073)
Income (loss) from continuing operations, net of income taxes	$137,149	$(167,018)		$—	$(29,869)
Income from discontinued operations, net of income taxes	$—	$14,642		$—	$14,642
Net income (loss)	$137,149	$(152,376)		$—	$(15,227)
Additions to property, plant, and equipment	$220,982	$9,256		$—	$230,238
Equity investment in investee	$1,992	$(467,329)		$467,329	$1,992
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,920,339	$870,743		$309,311	$8,100,393
(1) Includes $9.5 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE YEARS ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Net income (loss)	$195,210	$110,418	$(15,227)
Less: income from discontinued operations, net of income taxes	—	45,517	14,642
Income (loss) from continuing operations, net of income taxes	195,210	64,901	(29,869)
Add: Depreciation and amortization	210,593	247,588	209,389
Less: Interest income	20,025	15,067	5,393
Add: Interest charges	151,083	153,555	164,856
Add: Federal and state income tax expense (benefit)	39,615	14,056	(65,073)
Add: Other corporate costs and noncash items (1) (2)	(1,105)	23,568	144,418
Total segment EBITDA	$575,371	$488,601	$418,328
(1) Adjustments made for Other and Eliminations totals not allocated to total segment EBITDA.
(2) Includes loss on Cleco Cajun’s natural gas derivatives of $6.5 million, and $116.8 million, respectively, for the years ended December 31, 2024, and 2023.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana, and is viewed as one unit by management. Discrete financial reports are prepared only at the company level and the CEO uses Cleco Power's EBITDA to assess the operating performance of Cleco Power at the consolidated level.

Note 14 — Regulation and Rates

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
On October 31, 2024, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2024, indicating no refund to Cleco Power’s retail customers. Cleco Power has received the LPSC Staff’s final report indicating no refund and no material findings. On October 31, 2025, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2025, indicating no refund to Cleco Power’s retail customers. Cleco has responded to multiple sets of data requests. Due to the nature of the regulatory process, management is not able to determine the timing of the LPSC Staff’s final report.

Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets. At December 31, 2025, and 2024, Cleco Power had $0.9 million and $4.0 million, respectively, recorded for deferred costs it

CLECO
CLECO POWER	2025 FORM 10-K
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

Cleco Securitization I
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Restricted cash - current	$15,791	$15,918
Accounts receivable - affiliate	2,996	2,996
Intangible asset - securitization	370,329	384,908
Total assets	$389,116	$403,822
Long-term debt due within one year	$15,699	$15,087
Accounts payable - affiliate	115	113
Interest accrued	5,795	5,997
Long-term debt, net	365,349	380,468
Total liabilities	386,958	401,665
Member’s equity	2,158	2,157
Total liabilities and member’s equity	$389,116	$403,822
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating revenue	$32,438	$32,447	$33,913
Operating expenses	(14,663)	(14,183)	(14,884)
Interest income	530	667	537
Interest charges, net	(18,206)	(18,832)	(19,467)
Income before taxes	$99	$99	$99

Cleco Securitization II
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

(THOUSANDS)	AT DEC. 31, 2025
Restricted cash	$7,345
Accounts receivable - affiliate	2,131
Intangible asset - securitization	290,901
Total assets	$300,377
Long-term debt due within one year	$9,513
Accounts payable	12
Accounts payable - affiliate	32
Interest accrued	1,291
Long-term debt, net	287,232
Total liabilities	298,080
Member’s equity	2,297
Total liabilities and member’s equity	$300,377

The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Consolidated Statements of Income:

(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2025
Operating revenue	$21,414
Operating expenses	(8,674)
Interest income	268
Interest charges, net	(12,911)
Income before taxes	$97

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2025, consisted of its equity investment of approximately $1.9 million.

CLECO
CLECO POWER	2025 FORM 10-K
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2025	2024
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,098)	(18,033)
Equity income from investee	742	677
Total equity investment in investee	$1,916	$1,916

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Oxbow’s net assets/liabilities	$3,832	$3,832
Cleco Power’s 50% equity	$1,916	$1,916
Cleco Power’s maximum exposure to loss	$1,916	$1,916

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2025	2024
Current assets	$4,368	$5,055
Property, plant, and equipment, net	3,486	3,486
Total assets	$7,854	$8,541
Current liabilities	$385	$529
Other liabilities	3,636	4,180
Partners’ capital	3,833	3,832
Total liabilities and partners’ capital	$7,854	$8,541

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating revenue	$315	$363	$327
Operating expenses	(315)	(266)	(424)
Gain on sale of property	—	1,356	—
Interest (expense) income	—	(97)	97
Income before taxes	$—	$1,356	$—

Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees
Litigation

Gulf Coast Spinning
In September 2015, Gulf Coast Spinning Company, LLC (Gulf Coast Spinning) initiated a lawsuit against Cleco, claiming that Cleco failed to meet obligations under an alleged verbal agreement. According to Gulf Coast Spinning, Cleco promised to provide $6.5 million in startup funding and assist it in raising approximately $60.0 million for the construction of a cotton spinning facility near Bunkie, Louisiana. Diversified Lands loaned $2.0 million, secured by a mortgage on the Bunkie project site, to Gulf Coast Spinning for the project. In February 2020, Diversified Lands foreclosed on the Bunkie property and asserted additional claims against the former owner of Gulf Coast Spinning. These claims are based on contractual and credit documents executed by Gulf Coast Spinning, with the former owner of Gulf Coast Spinning personally guaranteeing the obligations. Diversified Lands is seeking to recover the outstanding debt after the foreclosure. This action has been consolidated with the litigation originally filed by Gulf Coast Spinning in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Mediation efforts conducted in August 2025 did not resolve these matters. The trial in this matter is scheduled to commence on March 30, 2026.
Cleco maintains that all allegations made by Gulf Coast Spinning are contradicted by the written documents executed by Gulf Coast Spinning and are without merit. Cleco believes it has substantial meritorious defenses to these claims.

Dispute with Saulsbury Industries, Inc.
In October 2018, Cleco Power filed suit against Saulsbury Industries, Inc. (Saulsbury), the former general contractor for the St. Mary Clean Energy Center project. Cleco Power seeks damages for Saulsbury’s failure to complete the project on time and for additional costs incurred to hire a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. In October 2019, Saulsbury filed a counterclaim alleging that Cleco Power owed the remaining balance under the contract, as well as additional costs from an accelerated recovery attempt and costs incurred during an extended delay period. Both parties are involved in ongoing discovery, and a trial date is expected to be set in 2027. Cleco Power believes that it has substantial meritorious claims and defenses to the counterclaims asserted by Saulsbury.

LPSC Audits and Reviews
Cleco Power is subject to routine audits and reviews by the LPSC. Management is unable to reasonably estimate the possible range of disallowance, if any, related to these filings. Historically, disallowances resulting from such audits have not been material. However, if a disallowance of an audited cost is ordered resulting in a refund, it could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Fuel Audits
Cleco Power’s fuel costs for electric generation and purchased power are typically recovered through the LPSC-established FAC, which allows Cleco Power to pass on most of these expenses to its customers. The recovery of FAC costs is subject to periodic audits by the LPSC, conducted at least every other year.
On December 17, 2025, the LPSC approved the final audit report for Cleco Power’s fuel costs for 2020 through 2022 totaling $1.10 billion. The report indicated that the fuel costs were prudently incurred and that Cleco Power was compliant with the FAC order. Cleco Power’s FAC filings for January 2023 onward remain subject to audit.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover certain costs of environmental compliance through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal,

CLECO
CLECO POWER	2025 FORM 10-K
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
In January 2024, the LPSC shifted administrative control of energy efficiency programs to an independent, third-party administrator, removing a utility’s ability to recover lost revenues from reduced electricity sales. On April 16, 2025, the LPSC approved termination of the third-party administrator, and on May 19, 2025, the LPSC established the Louisiana Energy Efficiency Program (LEEP). LEEP incorporates aspects of the previous programs with revised rules and modifications, including the ability to recover lost revenues from reduced electricity sales, that were formally approved by the LPSC on August 20, 2025. LEEP launched on January 1, 2026 and new energy efficiency rates will be effective June 1, 2026. Cleco Power remains subject to audit for program years 2023 onward.

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

For more information on the regulatory asset activity related to the uncontested settlement, see Note 6 — “Regulatory Assets and Liabilities.”
Cleco Power began billing its retail customers on April 1, 2025, for the required amounts to service Cleco Securitization II's energy transition bonds.

MISO Load Shed Event
On May 25, 2025, MISO experienced a transmission system emergency due to transmission system constraints, including an ongoing forced outage on a 500 kilovolt line due to prior storm damage. To maintain grid stability, MISO directed temporary service interruptions for certain customers in Cleco Power’s service territory. Immediately following the event, an after-action review was initiated by the LPSC. On October 23, 2025, the LPSC completed its after-action review and did not issue penalties regarding the event. SERC, on behalf of NERC, has also opened a formal investigation. Cleco Power has responded to SERC’s requests for information and expects to receive the final report by June 2026. Cleco Power believes its response to this event was reasonable under the circumstances and does not expect to be issued a penalty.

FERC Audits and Reviews
In 2024, FERC ruled as part of Docket EL14-12-016 that the MISO transmission owners’ base ROE should be lowered to 9.98%, with a total or maximum ROE including incentives not to exceed 12.58%. The effective date of the change was September 28, 2016, for the MISO Attachment O rates. As a result, Cleco Power estimated and recorded a refund of $0.5 million to be refunded by May 2026.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2025, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $16.5 million and $16.0 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Consolidated Balance Sheets.

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

CLECO
CLECO POWER	2025 FORM 10-K
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
On behalf of Acadia, Cleco Holdings provided guarantees and indemnities as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. The remaining indemnities have no time limitations or maximum potential future payments. Management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the retired and partially demolished Dolet Hills Power Station, have agreed to pay the principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of December 31, 2025, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement expires after 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
Cleco Power has a letter of credit to MISO pursuant to energy market requirements, and Cleco Holdings has a parent guarantee on behalf of Cleco Power. These agreements automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Holdings has several unconditional long-term purchase obligations primarily related to information technology outsourcing, network monitoring, and software maintenance. Cleco Power has several unconditional long-term purchase obligations primarily related to the purchase of fuel, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2025, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2026	$98,991	$100,504
2027	99,178	100,622
2028	36,992	37,304
2029	35,837	35,837
2030	31,372	31,372
Thereafter	631,350	631,350
Total long-term purchase obligations	$933,720	$936,989

Cleco’s payments under these agreements for the years ended December 31, 2025, 2024, and 2023 were $22.4 million, $55.7 million, and $79.2 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2025, 2024, and 2023 were $20.9 million, $48.6 million, and $70.5 million, respectively.

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

CLECO
CLECO POWER	2025 FORM 10-K
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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2025, 2024, and 2023.

	AT DEC. 31,
	2025		2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Group	$768	$36,166	$35,459	$21,368

Affiliate receivable decreased $34.7 million primarily due to the filing of the 2024 federal and state income tax return, which incorporated the utilization of net operating losses and final allocation of consolidated taxable income.
Cleco Holdings made no distributions to Cleco Group during 2025. Cleco Holdings made $145.0 million and $53.5 million of distributions to Cleco Group during 2024 and 2023, respectively. Cleco Holdings received no equity contributions from Cleco Group during 2025, 2024, and 2023.

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

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Support Group
Other operations and maintenance	$89,753	$99,547	$96,907
Taxes other than income taxes	$—	$—	$65
Other expense	$588	$242	$92
Cleco Holdings
Other expense	$—	$625	$—

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Other operations revenue
Cleco Cajun	$—	$3,422	$10,208
Affiliate revenue
Support Group	972	4,938	5,651
Cleco Cajun	—	7,385	3,253
Cleco Holdings	4	129	—
Total	$976	$15,874	$19,112

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2025		2024
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$9	$137	$185	$318
Support Group	—	12,152	989	11,071
Total	$9	$12,289	$1,174	$11,389

During 2025, 2024, and 2023, Cleco Power made $70.0 million, $95.0 million, and $94.8 million respectively, of distribution payments to Cleco Holdings. Cleco Power received no equity contributions from Cleco Holdings in 2025, 2024, and 2023.

Note 18 — Intangible Assets and Goodwill

Securitized Intangible Assets
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. On March 12, 2025, Cleco Securitization II acquired the Energy Transition Property from Cleco Power for a purchase price of $301.9 million. The Storm Recovery Property and the Energy Transition Property are both classified as securitized intangible assets on Cleco’s and Cleco Power’s

CLECO
CLECO POWER	2025 FORM 10-K
Consolidated Balance Sheets. These securitized intangible assets are being amortized ratably each period consistent with actual collections of the asset's portion of revenue requirement billed to Cleco Power’s customers. At the end of their lives, these securitized intangible assets will have no residual value. Amortization expense is included in Depreciation and amortization on Cleco’s and Cleco Power’s Consolidated Statements of Income. Cleco expects to recognize an estimated $132.1 million of amortization expense over the five years ending December 31, 2030.
The following table presents the amortization expense of the securitized intangible assets in Cleco’s and Cleco Power’s Consolidated Statement of Income:

	FOR THE YEAR ENDED DEC. 31.
(THOUSANDS)	2025	2024	2023
Amortization expense
Storm Recovery Property	$14,225	$13,750	$14,465
Energy Transition Property	$8,437	$—	$—
The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

		AT DEC. 31,
(THOUSANDS)	2025	2024
Storm Recovery Property	$415,593	$415,946
Energy Transition Property	299,338	—
Total securitized intangible assets carrying value	714,931	415,946
Accumulated amortization	(53,701)	(31,038)
Net securitized intangible assets subject to amortization	$661,230	$384,908

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At December 31, 2025, Cleco Power had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization is included in Electric operations on Cleco’s Consolidated Statements of Income. Cleco expects to recognize an estimated $3.7 million for amortization expense over the five years ending December 31, 2030.
The following table presents the amortization expense recognized for other intangible assets in Cleco’s Consolidated Statements of Income:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Amortization expense
Power supply agreements	$744	$2,881	$9,454

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
(THOUSANDS)	2025	2024
Power supply agreements	$14,238	$14,238
Accumulated amortization	(7,230)	(6,487)
Net other intangible assets subject to amortization	$7,008	$7,751

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

CLECO
CLECO POWER	2025 FORM 10-K
In 2024, as previously disclosed in Part II, Item 9B, “Other Information” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Cleco’s shareholder group initiated a process to explore the potential sale of the equity interests of Cleco Group, the parent entity of Cleco Holdings and Cleco Power. A sale transaction has not occurred; however, in the normal course of preparing the Cleco financial statements for December 31, 2025, Cleco performed a quantitative assessment of the carrying value of the Cleco Power goodwill reporting unit as of December 31,
2025. No impairment was indicated as a result of that assessment.

Note 19 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are presented as a component of member’s equity on Cleco's and Cleco Power's Consolidated Balance Sheets, and are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2022	$59
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,482)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	(1,689)
Balance, Dec. 31, 2023	$(5,112)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,603
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(1,175)
Balance, Dec. 31, 2024	$(2,684)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(5,271)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(1,527)
Balance, Dec. 31, 2025	$(9,482)

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(2,623)	—	(2,623)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	386	—	386
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2023	$(5,555)	$(4,796)	$(10,351)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(559)	—	(559)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	657	—	657
Reclassification of net loss to interest charges	—	154	154
Balances, Dec. 31, 2024	$(5,457)	$(4,642)	$(10,099)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(3,652)	—	(3,652)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	615	—	615
Reclassification of net loss to interest charges	—	256	256
Balances, Dec. 31, 2025	$(8,494)	$(4,386)	$(12,880)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

CLECO
CLECO POWER	2025 FORM 10-K

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2025. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2025, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

CLECO
CLECO POWER	2025 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Boards of Managers of Cleco
As of March 27, 2026, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 12 managers, excluding Dylan Arnould, who is a member of the Board of Managers of Cleco Group and Cleco Holdings, and including special independent manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 27, 2026, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Ms. Stark serves under a staffing agreement. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MAM.

Dylan Arnould is a Director in Manulife’s Infrastructure Investment Group. He joined John Hancock/Manulife in 2018 and is responsible for origination, execution, and asset management of investments in various infrastructure sections. Mr. Arnould is 37 years old and became a member of the Boards of Managers for Cleco Group and Cleco Holdings in 2023. Mr. Arnould is a member of the Audit Committee.
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
During his 15 years with Macquarie, Mr. Chapman has served as a director of utility companies owned in part by MAM’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Mr. Chapman is 70 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, and the Leadership Development and Compensation Committee, and
a member of the Asset Management Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining Macquarie in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management and his bachelor’s degree from the University of California at Berkeley.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power and Cleco Cajun since February 2019. Mr. Fontenot is 63 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. Mr. Fontenot has previously served as Interim CEO of Cleco Power from February 2017 to December 2017, Chief Operating Officer of Cleco Power from April 2016 to February 2017, and Senior Vice President of Utility Operations from March 2012 to April 2016.
Mr. Fontenot serves on the boards of the Leaders for a Better Louisiana, Louisiana Central, Louisiana Economic Development Partnership, Edison Electric Institute and the Louisiana State University at Alexandria Foundation.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Senior Director on the Infrastructure and Renewable Resource Investments team of BCI. He is 51 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
Mr. Fronimos joined BCI in 2017 and works with the management teams of portfolio companies primarily in the energy, midstream, and utility sectors in BCI’s global portfolio. Mr. Fronimos serves as a Non-Executive Director on the boards of BCI’s portfolio companies, including natural gas pipelines in Germany and Brazil and a district cooling company in the United Arab Emirates and a power generator in Colombia (historically). Prior to joining BCI, Mr. Fronimos was employed by Nova Scotia Power, a Canadian power utility, as a fuels portfolio manager. He has more than 20 years of experience in the energy and utilities space, having worked on environmental and energy policy, developing greenfield energy projects, advising on transactions, and driving fleet and fuel supply optimization activities, including commodity pricing and hedging.
Mr. Fronimos holds a bachelor’s degree in Mineral Resources Engineering from the Technical University of Crete

CLECO
CLECO POWER	2025 FORM 10-K
and a Master’s in Business Administration (specializing in Natural Resources and Energy) from the University of Alberta.

Dr. Richard “Rick” Gallot, Jr. is the President of the University of Louisiana System. He is 59 years old and became a member of the Boards in 2016. Dr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
Dr. Gallot served as the President of Grambling State University from 2016 to 2023. He serves on the board of Origin Bancorp, Inc. (Nasdaq: OBNK) and was appointed to the Louisiana Cybersecurity Commission by former Louisiana Governor John Bel Edwards. He previously served as a Louisiana state senator for District 29, where he held the position of vice chairman of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.
Dr. Gallot obtained his PhD in organizational leadership from Southeastern University in Lakeland, Florida and a Juris Doctorate from Southern University School of Law.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 66 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Christopher Leslie is Executive Chairman of Macquarie Asset Management Real Assets Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., which managed more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 61 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee. Mr. Leslie has been or is a director of a number of MAM portfolio companies in the energy, transportation, and communications sectors.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India, and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Director within the Infrastructure and Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 50 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
Mr. Perry has over 20 years of experience in the utility and energy sectors. Prior to working with BCI, he held positions as
Manager, Mergers and Acquisitions at TransAlta, a leading Canadian independent power producer and Manager, Regulatory and Financial Reporting at FortisAlberta, a regulated distribution utility. Before then, Mr. Perry held financial and investor relations positions in Canadian junior and mid-cap oil and gas companies.
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

Peggy Scott currently serves as the Chair of the Boards. In addition, she serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She is 74 years old and became a member of the Boards in 2016.
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
Presently, Ms. Scott is an adviser to growing companies in diverse industries. Previously, she served as the Executive Vice President, Chief Operating Officer, and CFO of Blue Cross Blue Shield of Louisiana (BCBS) as well as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held senior executive positions in U.S. and International companies in seven countries where she led transformational growth and change.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus, and holds a Presidential citation.

CLECO
CLECO POWER	2025 FORM 10-K
Ms. Scott holds a Master of Business Administration from Tulane University and a Bachelor of Science degree in accounting from Louisiana State University. She is a CPA and certified in Valuations and Forensics and as a Master Professional Corporate Director.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 63 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement.
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

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 66 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee.
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

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, and ages as of March 27, 2026, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun	President and CEO since January 2018. CEO since February 2019. CEO since February 2019. (Age 63)
Kristin L. Guillory Cleco Holdings Cleco Power Cleco Cajun	CFO since July 2021. CFO since July 2021; President from September 2019 to July 2021. (Age 43)
Mark D. Kleehammer Cleco Holdings

General Counsel & Chief Regulatory Officer since July 2023; Vice President, Commercial and Industrial Journey and Products at Entergy Corporation from February 2023 to June 2023; Vice President, Regulatory and Public Affairs at Entergy Louisiana from October 2015 to February 2023.
(Age 57)

Sybil S. Montegut Cleco Holdings	Chief Administrative & Sustainability Officer since January 2024; Vice President Enterprise Analytics & Innovation from May 2020 to January 2024. (Age 48)
Justin S. Hilton Cleco Power	Chief Commercial Officer since January 2024; President from February 2019 to January 2024. (Age 56)

CLECO
CLECO POWER	2025 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Robert A. Breedlove Cleco Holdings

Chief Operations Officer since January 2024; Vice President, Generation Operations from November 2021 to January 2024; Director, Fleet Maintenance Entergy Corporation from October 2018 to November 2021.
(Age 52)

Paul A. Guillory II Cleco Power	Chief Customer Officer since January 2024; Vice President & Chief Customer Officer from June 2021 to January 2024; Director, Meter, Bill & Revenue Collection from February 2020 to June 2021. (Age 43)

Audit Committee
Cleco has a separately-designated standing Audit Committee. The members of Cleco’s Audit Committee are Dylan Arnould, Andrew Chapman, Randy Gilchrist, Jon Perry (who serves as Chair of the committee) and Peggy Scott. The Boards have determined that Andrew Chapman is the Audit Committee financial expert.

Code of Business Conduct & Ethics and Related Party Transactions
Cleco has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and treasurer. Cleco also has adopted an Ethics Guide applicable to all employees and the Boards. In addition, the Boards have adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the Boards that their members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco considers transactions that are reportable under the SEC’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to the Governance and Public Affairs Committee. Any recommendations by the Governance and Public Affairs Committee to implement a waiver shall be referred to the full Boards for a final determination. The Code of Conduct for Financial Managers, Ethics Guide, and Conflicts of Interest and Related Policies are posted on Cleco’s website at https://www.cleco.com/about/leadership-governance/codes-of-conduct. Each of these documents is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
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

CLECO
CLECO POWER	2025 FORM 10-K

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

Compensation Program Components
The Committee targets total compensation (made up of the components described below) to be competitive with the median of the Comparator Group adjusted for size, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2025, Cleco believes that it accomplished its philosophy through the following compensation and benefit components:

2025 PAY COMPONENT	DESCRIPTION
Base Salary	• Fixed component of compensation • Paid in cash
Annual Cash Incentive (STIP)
• Performance-based annual incentive plan that is paid in cash
• Adjusted EBITDA is the primary performance metric for named executive officers
• Additional metrics include safety, system reliability, customer satisfaction, generation fleet reliability, and milestone measures

Long-Term Incentives	• Performance-based three-year cycle incentive paid in cash • Payouts are contingent on Average ROIC and Total Shareholder Return (TSR), each weighted at 50%
Benefits
• Broad-based benefits including medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; retirement benefits. Eligible employees hired prior to August 1, 2007 participate in a defined benefit pension plan and a 401(k) plan with Company matching contributions. Employees hired on or after August 1, 2007, are eligible for a 401(k) plan with enhanced Company benefits

Executive Benefits	• SERP (closed to new participants in 2014 and currently only applicable to CEO) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met eight times during 2025.
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
•reviewing and making recommendations for talent and succession planning and efforts to promote and foster a sense of belonging and collaborative workplace culture.

The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation for 2025 was established by Pay Governance and reviewed by the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•recommending a group of peer companies to use for its market comparisons;
•reviewing the Company’s executive compensation program, including compensation relative to those executives at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;
•reviewing the Company’s Board of Manager compensation program;

CLECO
CLECO POWER	2025 FORM 10-K
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

CEO
The CEO reviews with the Committee base salary adjustments, cash incentives, and long-term incentive awards for all members of EMT other than himself.

Evaluation and Design of the Compensation and Benefit Programs
The Committee believes that compensation and benefits for executive officers who successfully enhance investors’ value should be competitive with the compensation and benefits offered by similar companies in the industry to attract and retain the high-quality executive talent required by the Company. The Committee examines executive officers’ compensation against comparable positions using publicly available proxy data for a group of 12 industry peers (Peer Group) and utility industry survey data to help design and benchmark executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential awards, retirement benefits, and target total compensation. The Peer Group is used to track comparable performance of the long-term incentive plan. The combination of the Peer Group and the utility industry survey data is referred to as the “Comparator Group.”
The Peer Group did not change in 2025. The Committee evaluates the Peer Group annually to ensure continued comparability, considering changes such as acquisitions, privatizations, or growth. The review focuses on alignment in revenues, assets, employee count, and operational fit.

2025 PEER GROUP COMPANIES
ALLETE, Inc.	ITC Holding Corp.	Otter Tail Corporation
Avista Corporation	MGE Energy, Inc.	Portland General Electric Company
Black Hills Corporation	NorthWestern Energy Group, Inc	TXNM Energy, Inc.
IDA CORP, Inc.	OGE Energy Corp.	Unitil Corporation

In setting executive compensation levels in 2025, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database and utilized regression analysis to establish executive compensation levels. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2025 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers are set so that it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee, and then the Board, sets the base salary level for the CEO and CFO. Other executive compensation is set by the CEO after consultation with the Committee.
Base salaries for the named executive officers in 2025 are shown in the table below:

NAME	2025 BASE SALARY	2025 % CHANGE
Mr. Fontenot	$854,288	4.50%
Ms. Guillory	$490,004	4.26%
Mr. Kleehammer	$469,996	4.44%
Ms. Montegut	$355,025	9.23%
Mr. Hilton (1)	$310,000	0.0%
(1) Cleco Power employee.

Executive Annual Cash Incentive (STIP)
The Company incentive compensation provides for the executive STIP, an annual, performance-based cash incentive plan. It includes weighting for corporate and individual performance goals. The STIP award opportunities for executive officers are set so that it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee sets the annual cash incentive level for the CEO and CFO. The CEO establishes STIP levels for other remaining officers. Payouts for all officers are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2025:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	125%
Ms. Guillory	65%
Mr. Kleehammer	60%
Ms. Montegut	50%
Mr. Hilton (1)	50%
(1) Cleco Power employee.

The 2025 STIP award for the named executive officers was based on the corporate and individual performance measures described below. These measures also apply to non-named executive officers.
The Committee included Milestone Measures in the 2025 STIP corporate metrics for EMT and other corporate officers, weighted at 20% with a maximum payout opportunity of 40%. These measures were tied to progress against defined milestones for key strategic corporate initiatives.

CLECO
CLECO POWER	2025 FORM 10-K
For STIP purposes, financial performance is measured on a consolidated basis. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization, as adjusted for certain pension and SERP expenses, gains and losses on life insurance policies, merger and acquisition–related expenses, and other adjustments at the discretion of the Board of Managers. The remaining portion of the STIP opportunity was based on operational performance measures applicable to Cleco executives and employees, including safety, system reliability, generation fleet reliability, and customer satisfaction.
Management recommends the STIP financial, operational, and milestone performance measures to the Committee. The Committee reviews these measures annually and, based on historical performance relative to target and comparative performance versus the Peer Group, revises and approves the STIP metrics for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2025 STIP Award Levels
Metric # 1: Adjusted EBITDA — An adjusted EBITDA matrix was developed to determine performance and payout ranges related to adjusted EBITDA performance in 2025. This measure represents 40% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

Metric # 2: Safety — For the 2025 safety measure, the Company recognized injuries by using the Days Away, Restricted, or Transferred (DART) incident rate, which represents 5% of the overall STIP award. The Company also included employee safety leading indicators by incorporating the Safety Observation and Training Participation Rate, which represents 3% of the overall STIP award, and focused on improving contractor safety and awareness by Contractor Safety Observations, which represents 2% of the overall STIP award. These three measures total 10% for the safety metric. The target for DART was based on the average historical rate over the five-year period of 2020-2024.

Metric # 3: EFORd — This metric represents the probability a generator will fail due to forced outages or derates when in demand. This metric is 6% of the overall STIP award for corporate measures. The 2025 target was based on the comparison to historical class average forced outage rates, as well as the MISO system-wide weighted average forced outage rate.

Metric # 4: Availability — This metric is an indicator of generation performance impacts related to unplanned outages and derates. This metric is 4% of the overall STIP award. The 2025 target was based on the average performance over the three-year period of 2022-2024 of Cleco Power’s fleet.
Metric # 5: Customer Satisfaction — The Company included Customer Satisfaction in its performance measures in 2025 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company uses a percentile-based target relative to the peer groups, which represents 5% of the overall STIP award. The Company compared its overall performance against its peers in the JD Power study. In 2025, the Company implemented leading indicators, accounting for 5% of the total STIP opportunity. This component is evenly split, with 2.5% based on Net Promoter Score performance derived from internal transactional surveys and 2.5% tied to the formation of a company-wide Customer Insights and Actions team tasked with developing a customer service initiative roadmap. This metric represents 10% of the overall STIP award.

Metric # 6: SAIDI — SAIDI measures the average amount of time a customer’s service is interrupted during the year measured in hours per customer per year, and excludes major events per the LPSC’s criteria. The 2025 SAIDI goal was based on the long-term goal of consistent performance improvement aligned with the LPSC target. This metric represents 10% of the overall STIP award for corporate measures.

Metric # 7: Milestone Measures — In addition to the above metrics, Cleco officers had the following STIP metric for 2025. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. These initiatives included, safety, clean energy solutions, an interim IRP, generation operations improvements, company sale activities, and information technology initiatives related to cybersecurity, artificial intelligence, enterprise system upgrades, and the completion of Cleco’s Vision 2030 initiative. For 2025, executives were able to earn up to a maximum of 40% based on success of milestone measures. The Committee evaluated the performance of each initiative and determined the 2025 result for the Milestone Measures was 25.5%.

Total Payout for EMT: The calculated STIP payout for EMT was 119.5% of target based on the applicable financial, operational, and milestone measures. After reviewing the Company’s overall performance for 2025, the Committee exercised discretion to reduce the payout to 99% of target.
The CEO’s STIP design differed from that of other officers, with the safety metric weighted at 20% and the adjusted EBITDA metric weighted at 30%. Based on these metrics and milestone measures, the calculated STIP payout for Mr. Fontenot was 122.2% of target. The Committee exercised discretion to adjust this result, resulting in a final STIP corporate payout for Mr. Fontenot of 90% for 2025. STIP payouts were calculated as follows:

CLECO
CLECO POWER	2025 FORM 10-K

		PERFORMANCE RANGE
METRIC	WEIGHT	THRESHOLD (50%)	TARGET (100%)	MAXIMUM (200%)	2025 RESULTS	PERCENTAGE PAYOUT
Adjusted EBITDA - Consolidated	40%	$522.3M	$564.7M	$607.1M	$576.3M	51.0%
Safety: Safety Observations/Training Participation	3%	96.00%	98.00%	100.00%	100.00%	6.0%
Safety: DART	5%	0.402	0.306-0.211	0.114	0.179	7.5%
Safety: Contractor Safety Observations	2%	N/A	≥2,340	N/A	2,905	2.0%
EFORd	6%	8.67%	6.65%	2.62%	13.80%	0.0%
Availability	4%	71.90%	80.66%-89.41%	98.19%	70.59%	0.0%
Customer Satisfaction: J.D. Power	5%	25th Percentile	50th Percentile	≥90th Percentile	37th Percentile	2.5%
Customer Satisfaction: Customer Care Survey	2.5%	1	30	86	42.6	2.5%
Customer Satisfaction: Insight and Action Team	2.5%	N/A	100%	N/A	100%	2.5%
SAIDI	10%	2.87	2.59-2.73	≤2.44	2.43	20.0%
Milestones Measures	20%	10%	20%	40%	25.5%	25.5%
Committee Discretion						(20.5)%
Resulting Total	100%					99.0%

The Committee has discretion to adjust individual STIP metric payouts upon recommendation by the CEO. Adjustments for the STIP participants, except for members of EMT, may be made by the CEO at his discretion.

Long-Term Compensation
In 2025, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2027. The metrics for the LTIP cycle issued in 2025 are weighted 50% on the three-year average ROIC and 50% on TSR with a maximum payout of 300%.
Each executive officer’s target LTIP award level is set annually, so it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary.

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	217%
Ms. Guillory	120%
Mr. Kleehammer (1)	110%
Ms. Montegut	75%
Mr. Hilton (2)	80%
(1) Mr. Kleehammer was issued LTIP grants for cycle 2023-2025 at the above mentioned target percentage with a guaranteed minimum target payout.
(2) Cleco Power employee.
2023-2025 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 166.75% of target for the LTIP three-year performance cycle that ended on December 31, 2025. This award will be paid in cash and is included in column E of the Summary Compensation Table for 2025.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within the industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Participation in the plan is voluntary. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2025.

Change in Employment Status and Change in Control Events
During 2025, the Company executed an Executive Retention Plan. This Plan is designed to retain key officers, executives and employees of the Company who support the Company’s business strategies and development through a change in control. Payments shall be made in accordance with this Plan.
Also during 2025, the Company entered into Amendment number one of the already existing employment agreement with Mr. Fontenot as President and CEO. This Amendment provides for additional vesting of LTIP incentives. Under this Amendment, Mr. Fontenot is subject to the same LTIP terms and conditions as all other plan participants, and will vest in 100% of outstanding LTIP incentives granted before the year of his retirement, and on a pro rata basis with respect to the outstanding LTIP incentive granted for the year of retirement. These provisions apply only if Mr. Fontenot remains employed by the Company through the last day of the Retention Period as defined in the Company’s 2025 Executive Retention Plan. This replaces the previous method of pro rata vesting for all outstanding LTIP incentives for Mr. Fontenot. There was no change to the existing agreement with Mr. Kleehammer as General Counsel & Chief Regulatory Officer. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts or as necessary to retain certain executives.

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

CLECO
CLECO POWER	2025 FORM 10-K
Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•Executive officer physicals - Cleco offers a complimentary annual physical for the executive officers and their spouses;
•Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of the executive officers, Cleco pays for spousal/companion travel associated with such events;
•Relocation program - in addition to the standard relocation policy available to all employees, Cleco maintains an executive relocation policy whereby the Company will pay reasonable and customary closing costs on a new home up to a maximum of 2% of the purchase price of said new home if purchased within one year of the relocation date; and
•Purchase program - under the Executive Severance Plan, if a change in control occurs, a covered executive officer may request the Company to purchase his/her primary residence within one year of the separation date (if the home is within 60 miles of the executive’s primary work location) and provided the executive officer relocates more than 100 miles from the residence to be purchased. The Executive Severance Plan provides details on limits of the purchase amount.

The Committee approves the perquisites based on what it believes is prevailing market practice, as well as specific Company needs. The Company believes the relocation program is an important element in attracting executive talent.
See the section titled “All Other Compensation” for details of these perquisites and their value for the named executive officers.
The executive officers, including the named executive officers, participate in the other benefit plans on the same terms as other employees. These plans include paid time off for vacation, sick leave, maternity and paternity, and bereavement; group medical, dental, vision, and prescription drug coverage (including the annual wellness program); basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; defined benefit pension plan (for those hired prior to August 1, 2007); and the 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007.

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

CLECO
CLECO POWER	2025 FORM 10-K
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

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2025	$850,043	$0	$4,506,407	$358,354	$29,253	$5,744,057
President & CEO	2024	$809,712	$0	$4,416,130	$10,620	$25,762	$5,262,224
	2023	$746,654	$0	$3,004,254	$527,167	$31,036	$4,309,111

Kristin L. Guillory,	2025	$487,696	$0	$1,328,274	$64,579	$16,604	$1,897,153
CFO	2024	$467,119	$0	$1,251,822	$0	$16,260	$1,735,201
	2023	$438,654	$0	$674,322	$101,468	$13,817	$1,228,261

Mark D. Kleehammer,	2025	$467,689	$0	$1,057,365	$0	$30,732	$1,555,786
General Counsel & Chief Regulatory Officer	2024	$447,112	$0	$1,249,893	$0	$27,974	$1,724,979
	2023	$212,500	$420,000	$754,712	$0	$33,779	$1,420,991

Sybil S. Montegut, (2)	2025	$351,564	$0	$479,800	$0	$32,679	$864,043
Chief Administrative & Sustainability Officer	2024	$322,179	$0	$479,563	$0	$27,105	$828,847

Justin S. Hilton,	2025	$310,000	$0	$711,977	$135,142	$14,766	$1,171,885
Chief Commercial Officer	2024	$308,269	$0	$684,010	$28,162	$15,080	$1,035,521
	2023	$295,000	$0	$438,335	$314,229	$16,135	$1,063,699
(1) Amounts in this column include the change in pension value year over year. For 2025, this amount includes the change in pension value from 2024 to 2025. Negative changes in the pension value year over year are reported as $0.
(2) Ms. Montegut is classified as a named executive officer for 2024 and 2025 only.
General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2025, 2024, and 2023 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation as follows:

•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2025, 2024, or 2023.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2025, 2024, and 2023 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Pension Plan and
Employee Benefits.” Column F reflects year-over-year changes in liabilities driven mainly by discount rate movements and benefit accruals. In 2024, a 53 basis point increase in the discount rate significantly reduced liabilities, resulting in zero or minimal amounts in Column F. In contrast, 2025 reflects a 6 basis point decrease in the discount rate, with most of the impact coming from an additional year of interest and qualified plan benefit accruals. Negative changes, if any, are reported as zero. The CEO SERP benefit increases annually based on a fixed schedule outlined in the plan document. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2025 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances,

CLECO
CLECO POWER	2025 FORM 10-K
merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2025, 2024, and 2023 base pay made by Mr. Fontenot, pursuant to the Deferred Compensation Plan, is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Ms. Guillory participated in the Deferred Compensation Plan by deferring a portion of her 2025 base salary. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in February. Base salary changes made in 2025 for named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2025 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2025, 2024, or 2023.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2025 that will be paid in March 2026 under the STIP; earned during 2024 and paid in March 2025 under the STIP; and earned during 2023 and paid in March 2024 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot and Ms. Guillory pursuant to the Deferred Compensation Plan are included in Column E, further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2025 that will be paid in March 2026; earned during 2024 that were paid in March 2025, and earned during 2023 that were paid in March 2024 for the LTIP performance periods ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2025, 2024, and 2023 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2025, 2024, and 2023; rather, these amounts represent the present value of future retirement payments Cleco projects will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2024, to December 31, 2025; from December 31, 2023 to December 31, 2024; and from December 31, 2022, to December 31, 2023, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee.
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2025, 2024, and 2023.

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

The value of the Column G items for 2025 for each named executive officer is as follows:

	MR. FONTENOT	MS. GUILLORY	MR. KLEEHAMMER	MS. MONTEGUT	MR. HILTON
Cleco Contributions to 401(k) Plan	$14,000	$14,000	$29,013	$31,538	$13,907
Taxable Group Term Life Insurance	1,411	67	859	187	859
Spousal Travel	2,635	2,537	860	954	0
Memberships	0	0	0	0	0
Unused vacation payout at retirement	0	0	0	0	0
Severance	0	0	0	0	0
Relocation and home purchase program	0	0	0	0	0
FICA Tax on SERP	11,207	0	0	0	0
Total Other Compensation	$29,253	$16,604	$30,732	$32,679	$14,766

CLECO
CLECO POWER	2025 FORM 10-K

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2025-2027 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/25	$0	$1,062,554	$2,125,108	$0	$1,850,000	$5,550,000
Ms. Guillory	01/01/25	$0	$317,003	$634,006	$0	$588,005	$1,764,015
Mr. Kleehammer	01/01/25	$0	$280,613	$561,226	$0	$516,996	$1,550,988
Ms. Montegut	01/01/25	$0	$175,782	$351,564	$0	$266,269	$798,807
Mr. Hilton	01/01/25	$0	$155,000	$310,000	$0	$248,000	$744,000

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

Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2025 with Regard to Each Compensation and Benefit Component — Executive Annual Cash Incentive” for a discussion of 2025 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2025 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of grants made in 2025.
Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	39	$2,264,149	$0
	Cleco Corporation SERP	39	$3,932,933	$0
Ms. Guillory (1)	Cleco Corporate Holdings LLC Pension Plan	21	$525,117	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Kleehammer (2)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Ms. Montegut (3)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Hilton (4)	Cleco Corporate Holdings LLC Pension Plan	36	$1,776,092	$0
	Cleco Corporation SERP	0	$0	$0
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
The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2025. Mr. Fontenot is the only officer with a SERP benefit and is fully vested based on years of service.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2025. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 5.60%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2025 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

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

CLECO
CLECO POWER	2025 FORM 10-K
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, and the value of benefits accrued or paid under the LTIP. For 2025, the amount of earnings was further limited to $350,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The applicable pension factor for 2025 was 1.25%. Based on the benefit formula, the pension factor will remain at 1.25% in future years. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $280,000 in 2025. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age of 65, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income for certain executive officers. In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company. In 2025, the Company entered into Amendment number one of the already existing employment agreement with Mr. Fontenot as President and CEO. This amendment allows Mr. Fontenot to vest in 100% of outstanding LTIP incentives granted before the year of his retirement, and on a pro rata basis with respect to the outstanding LTIP incentive granted for the year of retirement. These provisions apply only if Mr. Fontenot remains employed by the Company through the last day of the Retention Period as defined in the Company’s 2025 Executive Retention Plan.
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

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2025.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot (1)	$158,224	$241,776	$400,000
Ms. Guillory	$75,786	$0	$75,786
Mr. Kleehammer (2)	$0	$0	$0
Ms. Montegut (2)	$0	$0	$0
Mr. Hilton	$132,904	$0	$132,904
(1) Mr. Fontenot is the only named executive officer with a SERP benefit. (2) Neither Mr. Kleehammer nor Ms. Montegut participate in the Pension Plan, as they were hired after August 1, 2007.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2025 ($)(1)	COMPANY CONTRIBUTIONS IN 2025 ($)	AGGREGATE EARNINGS IN 2025 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2025 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2025 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$611,536	$0	$862,722	$0	$6,705,429
Ms. Guillory	$200,000	$0	$22,350	$0	$222,350
Mr. Kleehammer	$0	$0	$0	$0	$0
Ms. Montegut	$0	$0	$0	$0	$0
Mr. Hilton	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2025 and are included in the amounts shown in Columns C and E, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

CLECO
CLECO POWER	2025 FORM 10-K
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and E in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot and Ms. Guillory elected to participate in the Deferred Compensation Plan during 2025. All deferral elections for 2025 were made prior to the beginning of 2025 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables, “Potential Payments at Termination or Change in Control,” detail the estimated value of payments and benefits provided to each named executive officer assuming the following separation events occurred as of December 31, 2025: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in employee benefit plans, such as the Pension Plan and 401(k) Plan, or because the use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014, July 2015, and May 2021, Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2025, all of the named executive officers were covered by the Executive Severance Plan.
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

CLECO
CLECO POWER	2025 FORM 10-K
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

Change in Control
The term “Change in Control” is defined in the LTIP, Executive Severance, and Executive Retention Plan documents. One or more of the following triggering events constitute a Change in Control:

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
•The owners of the Company approve a plan of dissolution or liquidation; or
•All or substantially all of the assets or the issued and outstanding membership interests of an affected entity are sold, leased or otherwise disposed of in one or a series of related transactions to a person, other than another affected entity or an affiliate.

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

CLECO
CLECO POWER	2025 FORM 10-K
In connection with Cleco Partners’ evaluation of strategic alternatives for its investment in Cleco Holdings, including a potential Change in Control, Cleco Holdings adopted, effective January 1, 2026, the Cleco Corporate Holdings LLC Amended and Restated 2025 Executive Retention Plan (the “Retention Plan”) to promote retention and continuity of key executives. Under the Retention Plan, eligible participants are assigned a target retention amount, generally equal to 100% to 200% of base annual salary, as approved by the Leadership Development and Compensation Committee and the Board of Managers, and will receive a cash lump‑sum payment equal to 75% to 150% of the target retention amount if they remain employed through the 12‑month period following the closing of a Change in Control, with the final amount determined in part by transaction value relative to a specified target. Participants who voluntarily resign without good reason or are terminated for cause during the retention period forfeit all benefits, while participants whose employment terminates due to death or disability, termination without cause, or resignation for good reason become fully vested, subject to execution of a waiver and release of claims, and will receive the payment under the terms of the Retention Plan.
Payments under the Retention Plan are excluded from the calculation of other compensation or benefits, including severance, and may be reduced to avoid excise taxes under
Sections 280G and 4999 of the IRC if such reduction results in a greater after‑tax benefit. Estimated retention incentive amounts payable to named executive officers are reflected under “Potential Payments at Termination or Change in Control.”
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2025. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under the LTIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the LTIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2025.

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance and Executive Retention	$0	$0	$0	$0	$854,288	$0	$5,598,317	(2)
Annual Cash Bonus	0	956,299	956,299	956,299	956,299	0	0
Long-Term Incentive	0	5,400,108	5,400,108	5,400,108	5,400,108	0	5,829,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Accumulated SERP Payments(1)	0	4,070,757	8,077,702	3,526,195	3,526,195	(3,526,195)	4,466,550
SERP Supplemental Death Benefit	0	0	2,776,436	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,172	0	45,563
Total Incremental Value	$0	$10,427,164	$17,210,545	$9,882,602	$10,821,062	$(3,526,195)	$16,022,930
(1) As of December 31, 2025, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.
(2) Inclusive of retention amount of $1,708,575.

Ms. Guillory
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance and Executive Retention	$0	$0	$0	$0	$490,004	$0	$2,612,728	(2)
Annual Cash Bonus	0	313,833	313,833	0	313,833	0	0
Long-Term Incentive	0	1,586,446	1,586,446	0	1,586,446	0	1,760,370
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Accumulated SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,172	0	45,563
Total Incremental Value	$0	$1,900,279	$1,900,279	$0	$2,449,455	$0	$4,502,161
(1) As of December 31, 2025, Ms. Guillory was not eligible for retirement.
(2) Inclusive of retention amount of $980,008.

CLECO
CLECO POWER	2025 FORM 10-K

Mr. Kleehammer
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance and Executive Retention	$0	$0	$0	$0	$469,996	$0	$2,560,161	(2)
Annual Cash Bonus	0	277,808	277,808	0	277,808	0	0
Long-Term Incentive	0	1,281,886	1,281,886	0	1,281,886	0	1,479,492
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Accumulated SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,321	0	41,761
Total Incremental Value	$0	$1,559,694	$1,559,694	$0	$2,086,011	$0	$4,164,914
(1) As of December 31, 2025, Mr. Kleehammer was not eligible for retirement due to his years of service.
(2) Inclusive of retention amount of $939,992.

Ms. Montegut
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance and Executive Retention	$0	$0	$0	$0	$355,025	$0	$1,526,711	(2)
Annual Cash Bonus	0	174,025	174,025	0	174,025	0	0
Long-Term Incentive	0	557,044	557,044	0	557,044	0	693,411
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Accumulated SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	33,836	0	45,115
Total Incremental Value	$0	$731,069	$731,069	$0	$1,144,930	$0	$2,348,737
(1) As of December 31, 2025, Ms. Montegut was not eligible for retirement.
(2) Inclusive of retention amount of $532,538.

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$310,000	$0	$914,049
Annual Cash Bonus	0	138,106	138,106	138,106	138,106	0	0
Long-Term Incentive	0	821,871	821,871	821,871	821,871	0	840,150
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Accumulated SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,172	0	45,563
Total Incremental Value	$0	$959,977	$959,977	$959,977	$1,329,149	$0	$1,883,262
BOARD OF MANAGERS COMPENSATION

2025 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH ($)	TOTAL ($)
A	B	C
Rick Gallot	$180,000	$180,000
Randy Gilchrist	$180,000	$180,000
Peggy Scott	$275,000	$275,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$180,000	$180,000
(1)Messrs. Arnould, Chapman, Fronimos, Leslie, Perry, Rubin, and Turner were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash” represents cash compensation earned and/or received in 2025.
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

Fees Earned or Paid in Cash
During 2025, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $180,000. Ms. Stark received an annual cash retainer of $3,750. During this period,

CLECO
CLECO POWER	2025 FORM 10-K
the non-management Chair was compensated with an additional retainer of $95,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2025.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. Ms. Scott incurred $172 of expenses for spousal/companion travel during 2025.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of business travel accident insurance under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2025 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $9,921.

Interests of the Board of Managers
In 2025, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised on October 17, 2025, a copy of which is posted on Cleco’s website at https://www.cleco.com/about/leadership-governance/board-committees. A copy of this charter also is available free of charge by request sent to: Corporate Secretary, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
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
Christopher Leslie
Richard Gallot, Jr.
Steven Turner

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. No members of the Leadership Development and Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2025, were former Company officers, or had any relationship otherwise requiring disclosure.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2025 (Mr. Fontenot) was $5,746,982. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2025 was $137,447 calculated including the same components of total pay as was used for Mr. Fontenot. As a result, Cleco estimates that the CEO’s 2025 annual total compensation was 41.8 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2025, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2025.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s website at https://www.cleco.com/about/leadership-governance/governance-guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Peggy Scott (member of the

CLECO
CLECO POWER	2025 FORM 10-K
Boards of Cleco Group, Cleco Holdings, and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco
Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2025, and 2024, respectively, were as follows:

	2025	2024
Audit fees	$2,115,920	$2,035,020
Audit-related fees	494,000	154,000
Tax fees	529,011	410,179
Other fees	2,000	2,000
Total	$3,140,931	$2,601,199

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
As it relates to PwC’s engagement to audit Cleco’s financial statements for the year ended December 31, 2025, there were no professional services performed by persons other than the principal accountant’s full-time, permanent employees at PwC.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2025 and 2024, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal year ended December 31, 2025, all professional services that were directly billed to Cleco Holdings were fully allocated to Cleco Power. Prior to the closure of the Cleco Cajun Divestiture, for the fiscal year ended December 31, 2024, professional services provided for Cleco
Power that were directly billed to Cleco Holdings were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2025	2024
Audit fees	$2,115,920	$1,648,366
Audit-related fees	494,000	154,000
Tax fees	529,011	332,245
Other fees	2,000	1,620
Total	$3,140,931	$2,136,231

CLECO
CLECO POWER	2025 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	43
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	52
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023	45
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	46
	Consolidated Balance Sheets at December 31, 2025, and 2024	47
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	49
	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023	51
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023	54
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	55
	Cleco Power Consolidated Balance Sheets at December 31, 2025, and 2024	56
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	58
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2025, 2024, and 2023	60
	Notes to the Financial Statements	61
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2025, 2024, and 2023	127
	Condensed Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	128
	Condensed Balance Sheets at December 31, 2025, and 2024	129
	Condensed Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	130
	Notes to the Condensed Financial Statements	131
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023	133
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2025, 2024, and 2023	133
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	124

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

CLECO
CLECO POWER	2025 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Cleco Cajun Divestiture Purchase and Sale Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	2(d)	Purchase and Sale Agreement dated November 22, 2023 by and among Big Pelican LLC, Pelican South Central LLC, South Central Generating LLC, and Cleco Cajun LLC	1-15759	10-K(2023)	2(d)
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Amended and Restated Third Supplemental Indenture dated as of May 1, 2023 between Cleco Corporate Holdings LLC and Regions Bank (as successor to Wells Fargo Bank, N.A.) as trustee	1-15759	8-K(05/02/23)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
	4(d)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(9/10/21)	4.1
	4(d)(2)	Supplemental Indenture No. 2, dated as of November 21, 2025, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(11/21/25)	4.2
	4(d)(3)	Form of Note (included in Supplemental Indenture No. 2, dated November 21, 2025, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(11/21/25)	4.3
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021	1-15759	10-Q(6/21)	10.3
**	10(b)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(4)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(5)	Amendment Number 1 to Employment Agreement for William G. Fontenot, dated effective October 17, 2025	1-15759	8-K(10/23/25)	10.1
**	10(b)(6)	Supplemental Agreement, dated May 16, 2023, by and between Cleco Corporate Holdings LLC and Mark Kleehammer	1-15759	10-Q(6/23)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1

CLECO
CLECO POWER	2025 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(5)	Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(d)(6)	Term Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.2
	10(d)(7)	Credit Agreement, dated as of May 17, 2024, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Ninth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2025, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/25)	10.1
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
	10(h)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto	1-15759	10-K(2023)	10(h)
*	10(i)	Cleco Holdings Amended and Restated 2025 Executive Retention Plan, effective January 1, 2026
	19.1	Insider Trading Policy, effective March 22, 2004	1-15759	10-K(2024)	19.1
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2025
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2025 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(c)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(d)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
	4(e)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.1
	4(e)(2)	Supplemental Indenture No. 2, dated as of November 21, 2025, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(11/21/25)	4.2
	4(e)(3)	Form of Note (included in Supplemental Indenture No. 2, dated November 21, 2025, by and between Cleco Power LLC and Regions Bank, as trustee)	1-05663	8-K(11/21/25)	4.3
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6	Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.1
	10(b)(7	Term Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/21/24)	10.2
	10(c)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(d)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(d)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
**	10(d)(3)	Amendment Number 1 to Employment Agreement for William G. Fontenot, dated effective October 17, 2025	1-15759	8-K(10/23/25)	10.1
	10(e)	Form of Ninth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2025, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/25)	10.1
	10(f)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto	1-15759	10-K(2023)	10(h)
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2025
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating income	$5,292	$8,158	$—
Operating expenses
Administrative and general	4,149	3,049	1,206
Merger transaction costs	—	19	665
Other operating expense	5,680	6,642	268
Total operating expenses	9,829	9,710	2,139
Operating loss	(4,537)	(1,552)	(2,139)
Equity income from continuing operations of subsidiaries, net of income taxes	221,996	115,123	25,232
Interest, net	(34,522)	(45,562)	(74,578)
Other income, net	4,502	1,407	2,568
Income (loss) from continuing operations before income taxes	187,439	69,416	(48,917)
Federal and state income tax (benefit) expense	(7,771)	4,515	(19,048)
Income (loss) from continuing operations, net of income taxes	195,210	64,901	(29,869)
Equity income from discontinued operations of subsidiary, net of income taxes	—	45,517	14,642
Net income (loss)	$195,210	$110,418	$(15,227)
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Net income (loss)	$195,210	$110,418	$(15,227)
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,308 in 2025, tax expense of $973 in 2024, and tax benefit of $1,905 in 2023)	(6,798)	2,428	(5,171)
Total other comprehensive (loss) income, net of tax	(6,798)	2,428	(5,171)
Comprehensive income (loss), net of tax	$188,412	$112,846	$(20,398)
The accompanying notes are an integral part of the financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2025	2024
Assets
Current assets
Cash and cash equivalents	$8,397	$6,758
Accounts receivable - affiliate	10,474	44,158
Other accounts receivable	11,841	743
Receivable - Cleco Cajun Divestiture	108,445	—
Cash surrender value of trust-owned life insurance policies	57,580	51,768
Other current assets	123	90
Total current assets	196,860	103,517
Equity investment in subsidiaries	3,820,208	3,674,855
Accumulated deferred federal and state income taxes, net	86,336	87,574
Receivable - Cleco Cajun Divestiture	—	98,153
Other deferred charges	653	844
Total assets	$4,104,057	$3,964,943

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$359,884	$—
Accounts payable	1,674	2,435
Short-term debt	—	10,000
Accounts payable - affiliate	36,202	32,989
Taxes payable, net	22	44,714
Interest accrued	8,128	8,138
Deferred compensation	19,377	17,013
Other current liabilities	527	679
Total current liabilities	425,814	115,968
Postretirement benefit obligations	2,735	2,726
Other deferred credits	488	679
Long-term debt, net	645,594	1,004,556
Total liabilities	1,074,631	1,123,929
Commitments and contingencies (Note 6)
Member's equity	3,029,426	2,841,014
Total liabilities and member's equity	$4,104,057	$3,964,943
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Operating activities
Net cash provided by operating activities	$10,569	$189,344	$75,548
Investing activities
Proceeds from Cleco Cajun Divestiture (net of transaction fees of $10.8 million)	—	463,769	—
Return of investment in company/trust-owned life insurance	1,070	—	417
Net cash provided by investing activities	1,070	463,769	417
Financing activities
Draws on credit facility	63,000	32,000	100,000
Payments on credit facility	(73,000)	(132,000)	(54,000)
Repayment of long-term debt	—	(406,700)	(65,600)
Distributions to member	—	(145,005)	(53,496)
Other financing	—	197	(272)
Net cash used in financing activities	(10,000)	(651,508)	(73,368)
Net increase in cash and cash equivalents	1,639	1,605	2,597
Cash and cash equivalents at beginning of period	6,758	5,153	2,556
Cash and cash equivalents at end of period	$8,397	$6,758	$5,153

Supplementary cash flow information
Interest paid, net of amount capitalized	$43,392	$58,970	$72,537
Income taxes paid	$3,980	$9,138	$2,162
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2025 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2025, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.45 billion and exceeded 25% of its total consolidated net assets.
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

Note 3 — Debt
At December 31, 2025, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At December 31, 2024, Cleco Holdings had $10.0 million, of short-term debt outstanding.
At December 31, 2025, Cleco Holdings’ long-term debt outstanding was $645.6 million, of which $359.9 million is due within one year.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under this agreement, Cleco Holdings is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. The borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.125% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher commitment fees and additional interest of 0.05%.
The principal amounts payable under long-term debt agreements for each year through 2030 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2026	$360,000
2027	$—
2028	$—
2029	$300,000
2030	$—
Thereafter	$350,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2025, 2024, and 2023:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Cleco Power	$70,000	$95,000	$94,838
Cleco Cajun	—	101,000	101,000
Total	$70,000	$196,000	$195,838

CLECO
CLECO POWER	2025 FORM 10-K
During the years ended December 31, 2025, 2024, and 2023, Cleco Holdings made no contributions to affiliates.
During the years ended December 31, 2025, 2024, and 2023, Cleco Holdings received no equity contributions from Cleco Group.
During the year ended December 31, 2025, Cleco Holdings made no distribution payments to Cleco Group. During the years ended December 31, 2024, and 2023, Cleco Holdings made $145.0 million, and $53.5 million, respectively, of distribution payments to Cleco Group.

Note 5 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax (benefit) expense for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2025	2024	2023
Federal and state income tax (benefit) expense	$(7,771)	$4,515	$(19,048)
Equity income from subsidiaries - federal and state income tax expense (benefit)	$31,844	$(5,254)	$(44,268)

Note 6 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2025 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2025	$1,337	$3,194	$3,256	$1,275
Year Ended Dec. 31, 2024	$3,012	$3,140	$4,815	$1,337
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
(1) Deducted in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2025	$1,337	$3,194	$3,256	$1,275
Year Ended Dec. 31, 2024	$3,012	$3,140	$4,815	$1,337
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
(1) Deducted in the consolidated balance sheet

CLECO
CLECO POWER	2025 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 27, 2026
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 27, 2026
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Samuel S. Kennedy	Controller and Chief Accounting Officer	March 27, 2026
(Samuel S. Kennedy)	(Principal Accounting Officer)

MANAGERS*
Dylan D. Arnould
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 27, 2026
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2025 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 27, 2026
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 27, 2026
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Samuel S. Kennedy	Controller and Chief Accounting Officer	March 27, 2026
(Samuel S. Kennedy)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Melissa M. Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 27, 2026
(William G. Fontenot, as Attorney-in-Fact)