Form 10-Q
period 2026-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2026-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement, which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia
Acadia Power Partners, LLC, previously a wholly owned subsidiary of Cleco Midstream Resources LLC (a wholly owned subsidiary of Cleco Holdings). Acadia Power Partners, LLC was dissolved effective August 29, 2014

Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
CCR	Coal combustion residuals or by-products
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group to the Cleco Cajun Purchasers on June 1, 2024, in accordance with the Cleco Cajun Divestiture Purchase and Sale Agreement
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
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
Cleco Securitization II LLC, a special-purpose, wholly owned subsidiary of Cleco Power formed to purchase and own energy transition property, to issue the energy transition bonds in one or more tranches, and to perform activities incidental thereto

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
Dolet Hills Power Station
A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in October 2026. Cleco Power had a 50% ownership interest in the facility.

EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EPA	U.S. Environmental Protection Agency
ERAS	Expedited Resource Addition Study
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
IICR	Infrastructure and Incremental Costs Recovery Rider
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
OBBBA	Federal tax legislation enacted on July 4, 2025, and commonly referred to as the One Big Beautiful Bill Act
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Proposed Cleco Group Sale Transaction	Equity Purchase Agreement, dated as of April 24, 2026, by and among Cleco Partners, Stonepeak, and Bernhard Capital Partners by which Stonepeak and Bernhard Capital Partners have agreed to acquire all of the outstanding equity interests of Cleco Group
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc., a credit rating agency
SEC	U.S. Securities and Exchange Commission
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
Stonepeak and Bernhard Capital Partners
Private market investment firms focused on infrastructure and energy assets that have entered into an Equity Purchase Agreement with Cleco Partners to acquire all of the outstanding equity interests of Cleco Group

Storm Recovery Property
Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives (including those related to sustainability); competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•certain risks and uncertainties associated with the Proposed Cleco Group Sale Transaction, including, without limitation:

◦the occurrence of any event, change or other circumstance that could give rise to the termination of the equity purchase agreement or otherwise cause the failure of the Proposed Cleco Group Sale Transaction;
◦the failure to obtain required regulatory approvals, including approvals from the LPSC and FERC, or delays in obtaining such approvals that could cause the parties to abandon the Proposed Cleco Group Sale Transaction;
◦the expiration or termination of applicable waiting periods under the HSR Act;
◦the outcome of any legal or regulatory proceeding that may be instituted relating to the Proposed Cleco Group Sale Transaction or the equity purchase agreement;
◦risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the Proposed Cleco Group Sale Transaction;
◦the effect of the announcement or pendency of the Proposed Cleco Group Sale Transaction on Cleco’s relationships with customers, employees, regulators, and other stakeholders;
◦the risk that the pendency of the Proposed Cleco Group Sale Transaction disrupts current plans and operations or results in difficulties in employee retention; and
◦the amount of costs, fees, expenses, and charges related to the Proposed Cleco Group Sale Transaction,

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including modifications resulting from changes in the interpretation thereof by the current presidential administration, present and potential environmental remediation costs, restrictions on emissions, potential impacts on Cleco Power’s generation resources, special rules relating to data centers, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment, including those related to infrastructure investments or service arrangements with data centers,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs, retaliatory tariffs, trade policies, international agreements, and legal challenges to the same) and potential government shutdowns,
•the possibility of stranded costs with respect to assets that may be retired as a result of new legislation or regulations, technological advances, a shift in demand (including in relation to data center contracts), or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco Power to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco Power’s customer base, changes in customer demand, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, constraints on the availability, transportation, or pricing of fuel or generation equipment, or other disruptions to the supply chain, including significant changes to load associated with data center contracts,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, data center contracts, and performance metrics related to data center contracts, which could be affected by any of the factors discussed herein,
•the risk of impairment charges, including goodwill impairments, and changes in the carrying value of assets resulting from the Proposed Cleco Group Sale Transaction, strategic actions, market conditions, or changes in valuation assumptions,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws (including the OBBBA and Executive Order 14315), regulations, and interpretive guidance,
•legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects,
•failure to meet expectations and report progress on GHG targets, as well as increased focus on and activism related to carbon emissions,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility or illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings, other contingencies, and settlements,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Operating revenue
Electric operations	$302,854	$269,942
Other operations	31,080	25,302
Operating revenue, net	333,934	295,244
Operating expenses
Fuel used for electric generation	92,200	55,514
Purchased power	32,141	35,195
Other operations and maintenance	70,847	60,057
Depreciation and amortization	52,023	49,910
Taxes other than income taxes	16,268	15,591
Total operating expenses	263,479	216,267
Operating income	70,455	78,977
Interest income	5,572	7,133
Allowance for equity funds used during construction	1,619	531
Other income (expense), net	922	(851)
Interest charges
Interest charges, net	41,029	37,178
Allowance for borrowed funds used during construction	(561)	(757)
Total interest charges	40,468	36,421
Income before income taxes	38,100	49,369
Federal and state income tax expense	7,998	9,057
Net income	$30,102	$40,312
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Net income	$30,102	$40,312
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $85 in 2026 and $130 in 2025)	(251)	(382)
Total other comprehensive loss, net of income tax	(251)	(382)
Comprehensive income, net of tax	$29,851	$39,930
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Assets
Current assets
Cash and cash equivalents	$217,717	$171,056
Restricted cash and cash equivalents	25,567	33,865
Customer accounts receivable (less allowance for credit losses of $1,279 in 2026 and $1,275 in 2025)	49,058	53,053
Accounts receivable - affiliate	704	768
Receivable - Cleco Cajun Divestiture	111,183	108,445
Other accounts receivable	47,778	67,920
Unbilled revenue	42,882	47,453
Fuel inventory, at average cost	86,572	84,951
Materials and supplies, at average cost	194,904	183,085
Energy risk management assets	5,535	7,965
Accumulated deferred fuel	29,808	22,910
Cash surrender value of company/trust-owned life insurance policies	63,134	65,393
Prepayments	61,252	66,400
Regulatory assets	38,334	45,452
Other current assets	631	1,088
Total current assets	975,059	959,804
Property, plant, and equipment
Property, plant, and equipment	5,340,018	5,269,550
Accumulated depreciation	(1,256,572)	(1,212,093)
Net property, plant, and equipment	4,083,446	4,057,457
Construction work in progress	182,204	180,798
Total property, plant, and equipment, net	4,265,650	4,238,255
Equity investment in investee	1,916	1,916
Goodwill	1,490,797	1,490,797
Prepayments	24,339	18,334
Operating lease right of use assets	12,293	12,858
Restricted cash and cash equivalents	144,475	138,369
Regulatory assets - deferred taxes, net	37,567	35,311
Regulatory assets	303,510	302,713
Intangible asset - Storm Recovery Property	366,799	370,329
Intangible asset - Energy Transition Property	289,742	290,901
Intangible asset - other	6,821	7,008
Energy risk management assets	3,923	—
Other deferred charges	12,154	8,569
Total assets	$7,935,045	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$10,000	$—
Long-term debt due within one year	365,287	614,826
Accounts payable	136,688	145,639
Accounts payable - affiliate	43,340	36,166
Customer deposits	59,138	58,787
Provision for customer refund	20,797	20,900
Taxes payable	34,622	19,059
Interest accrued	46,572	22,019
Energy risk management liabilities	9,235	11,835
Regulatory liabilities	10,445	10,199
Deferred compensation	1,797	19,377
Postretirement benefit obligations	25,072	27,506
Energy transition reserve	6,080	10,730
Other current liabilities	23,895	36,953
Total current liabilities	792,968	1,033,996
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	814,801	808,647
Postretirement benefit obligations	142,018	145,215
Regulatory liabilities	750	1,500
Energy transition reserve	31,372	27,630
Storm reserve, net	58,873	69,440
Deferred compensation	16,309	—
Asset retirement obligations	16,139	11,544
Operating lease liabilities	10,238	10,788
Energy risk management liabilities	3,467	—
Customer advances for construction	60,754	33,116
Credit deposits	4,400	4,400
Other deferred credits	16,567	32,218
Total long-term liabilities and deferred credits	1,175,688	1,144,498
Long-term debt, net	2,907,112	2,667,244
Total liabilities	4,875,768	4,845,738
Commitments and contingencies (Note 13)
Member’s equity	3,059,277	3,029,426
Total liabilities and member’s equity	$7,935,045	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026		2025
Operating activities
Net income	$30,102		$40,312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,054		51,866
Unearned compensation expense	5,511		5,546
Allowance for equity funds used during construction	(1,619)		(531)
Deferred income taxes	3,983		14,657
Changes in assets and liabilities
Accounts receivable	2,347		632
Unbilled revenue	4,572		4,919
Fuel inventory and materials and supplies	(13,440)		(3,124)
Prepayments	(1,182)		(9,833)
Accounts payable	280		10,502
Accounts payable - affiliate	7,175		—
Postretirement benefit obligations	(5,968)		(18,126)
Regulatory assets and liabilities, net	5,334		(2,528)
Asset retirement obligation	(1,370)		(421)
Deferred fuel recoveries	(8,983)		(12,447)
Other deferred accounts	(15,555)		(6,544)
Taxes accrued	15,700		6,732
Interest accrued	24,554		17,452
Energy risk management assets and liabilities, net	—		2,877
Storm reserve	(14,418)		(5,262)
Incentive compensation payable	(28,830)		(35,496)
Other operating	(1,279)		(5,929)
Net cash provided by operating activities	60,968		55,254
Investing activities
Additions to property, plant, and equipment	(73,534)		(69,101)
Customer advances for construction	53,622		900
Refunds of customer advances for construction	—		(3,071)
Return of investment in company/trust-owned life insurance	1,684		—
Other investing	357		294
Net cash used in investing activities	(17,871)		(70,978)
Financing activities
Draws on revolving credit facilities	10,000		40,000
Payments on revolving credit facilities	—		(130,000)
Issuances of long-term debt	—		305,000
Repayment of long-term debt	(8,438)		(133,135)
Payment of financing costs	(190)		(4,952)
Net cash provided by financing activities	1,372		76,913
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	44,469		61,189
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	343,290	(1)	162,883
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$387,759	(2)	$224,072

Supplementary cash flow information
Interest paid, net of amount capitalized	$14,271		$18,007
Income taxes refunded, net	$(7,268)		$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$19,382		$9,114
(1) Includes cash and cash equivalents of $171,056, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,369.
(2) Includes cash and cash equivalents of $217,717, current restricted cash and cash equivalents of $25,567, and non-current restricted cash and cash equivalents of $144,475.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,454,276	$584,632	$(9,482)	$3,029,426
Net income	—	30,102	—	30,102
Other comprehensive loss, net of tax	—	—	(251)	(251)
Balances, end of period	$2,454,276	$614,734	$(9,733)	$3,059,277

	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	40,312	—	40,312
Other comprehensive loss, net of tax	—	—	(382)	(382)
Balances, end of period	$2,454,276	$429,734	$(3,066)	$2,880,944
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Operating revenue
Electric operations	$303,040	$270,128
Other operations	31,078	23,456
Affiliate revenue	246	245
Operating revenue, net	334,364	293,829
Operating expenses
Fuel used for electric generation	92,200	55,514
Purchased power	32,141	35,195
Other operations and maintenance	70,818	57,908
Depreciation and amortization	49,859	47,783
Taxes other than income taxes	16,140	15,618
Total operating expenses	261,158	212,018
Operating income	73,206	81,811
Interest income	2,732	4,592
Allowance for equity funds used during construction	1,619	531
Other income (expense), net	1,485	(350)
Interest charges
Interest charges, net	30,236	26,441
Allowance for borrowed funds used during construction	(561)	(757)
Total interest charges	29,675	25,684
Income before income taxes	49,367	60,900
Federal and state income tax expense	10,554	11,883
Net income	$38,813	$49,017
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Net income	$38,813	$49,017
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $88 in 2026 and $52 in 2025)	261	155
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2026 and 2025)	64	64
Total other comprehensive income, net of income tax	325	219
Comprehensive income, net of tax	$39,138	$49,236
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Assets
Utility plant and equipment
Property, plant, and equipment	$6,456,332	$6,386,051
Accumulated depreciation	(2,539,806)	(2,497,667)
Net property, plant, and equipment	3,916,526	3,888,384
Construction work in progress	180,761	179,825
Total utility plant and equipment, net	4,097,287	4,068,209
Current assets
Cash and cash equivalents	208,196	162,660
Restricted cash and cash equivalents	25,567	33,865
Customer accounts receivable (less allowance for credit losses of $1,279 in 2026 and $1,275 in 2025)	49,058	53,053
Accounts receivable - affiliate	2	9
Other accounts receivable	47,290	67,449
Unbilled revenue	42,882	47,453
Fuel inventory, at average cost	86,572	84,951
Materials and supplies, at average cost	194,904	183,085
Energy risk management assets	5,535	7,965
Accumulated deferred fuel	29,808	22,910
Cash surrender value of company-owned life insurance policies	6,862	7,813
Prepayments	56,563	60,702
Regulatory assets	30,805	37,923
Other current assets	723	353
Total current assets	784,767	770,191
Equity investment in investee	1,916	1,916
Operating lease right of use assets	12,293	12,858
Restricted cash and cash equivalents	144,450	138,344
Prepayments	23,096	16,935
Regulatory assets - deferred taxes, net	37,567	35,311
Regulatory assets	216,024	212,762
Intangible asset - Storm Recovery Property	366,799	370,329
Intangible asset - Energy Transition Property	289,742	290,901
Energy risk management assets	3,923	—
Other deferred charges	11,548	7,916
Total assets	$5,989,412	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025

Liabilities and member’s equity
Member’s equity	$2,301,865	$2,262,727
Long-term debt, net	1,927,185	1,935,516
Total capitalization	4,229,050	4,198,243
Current liabilities
Long-term debt due within one year	255,326	254,943
Accounts payable	130,056	135,050
Accounts payable - affiliate	9,967	13,038
Customer deposits	59,138	58,787
Provision for customer refund	20,797	20,900
Taxes payable	50,927	28,454
Interest accrued	33,236	13,891
Energy risk management liabilities	9,235	11,835
Regulatory liabilities	10,445	10,199
Postretirement benefit obligations	20,096	22,530
Energy transition reserve	6,080	10,730
Other current liabilities	18,757	25,414
Total current liabilities	624,060	605,771
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	852,567	849,724
Postretirement benefit obligations	84,226	87,090
Regulatory liabilities	750	1,500
Energy transition reserve	31,372	27,630
Storm reserve	58,873	69,440
Asset retirement obligations	15,765	11,172
Operating lease liabilities	10,238	10,788
Energy risk management liabilities	3,467	—
Customer advances for construction	60,754	33,116
Credit deposits	4,400	4,400
Other deferred credits	13,890	26,798
Total long-term liabilities and deferred credits	1,136,302	1,121,658
Total liabilities and member’s equity	$5,989,412	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026		2025
Operating activities
Net income	$38,813		$49,017
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,367		49,279
Unearned compensation expense	3,358		4,673
Allowance for equity funds used during construction	(1,619)		(531)
Deferred income taxes	476		10,711
Changes in assets and liabilities
Accounts receivable	5,102		345
Unbilled revenue	4,572		4,919
Fuel inventory and materials and supplies	(13,440)		(3,124)
Prepayments	(2,280)		(10,463)
Accounts payable	558		11,524
Accounts payable - affiliate	(3,103)		(1,276)
Postretirement benefit obligations	(4,721)		(17,448)
Regulatory assets and liabilities, net	4,837		(3,025)
Asset retirement obligation	(1,367)		(421)
Deferred fuel recoveries	(8,983)		(12,447)
Other deferred accounts	(15,203)		(3,997)
Taxes accrued	21,907		13,898
Interest accrued	19,346		12,204
Energy risk management assets and liabilities, net	—		2,877
Storm reserve	(14,418)		(5,262)
Incentive compensation payable	(14,025)		(18,278)
Other operating	(1,809)		(6,023)
Net cash provided by operating activities	69,368		77,152
Investing activities
Additions to property, plant, and equipment	(73,127)		(68,644)
Customer advances for construction	53,622		900
Refunds of customer advances for construction	—		(3,071)
Return of investment in company-owned life insurance	1,684		—
Other investing	357		294
Net cash used in investing activities	(17,464)		(70,521)
Financing activities
Draws on revolving credit facility	—		20,000
Payments on revolving credit facility	—		(130,000)
Issuances of long-term debt	—		305,000
Repayment of long-term debt	(8,438)		(133,135)
Payment of financing costs	(122)		(4,952)
Net cash (used in) provided by financing activities	(8,560)		56,913
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	43,344		63,544
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	334,869	(1)	156,101
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$378,213	(2)	$219,645
Supplementary cash flow information
Interest paid, net of amount capitalized	$9,209		$12,791
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$19,266		$9,097
(1) Includes cash and cash equivalents of $162,660, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,344.
(2) Includes cash and cash equivalents of $208,196, current restricted cash and cash equivalents of $25,567, and non-current restricted cash and cash equivalents of $144,450.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,275,607	$(12,880)	$2,262,727
Net income	38,813	—	38,813
Other comprehensive income, net of tax	—	325	325
Balances, end of period	$2,314,420	$(12,555)	$2,301,865

	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,117,506	$(10,099)	$2,107,407
Net income	49,017	—	49,017
Other comprehensive income, net of tax	—	219	219
Balances, end of period	$2,166,523	$(9,880)	$2,156,643
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Revenue Recognition	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 6	Derivative Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Segment Disclosures	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Subsequent Event — Proposed Cleco Group Sale Transaction	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Management assessed the materiality of the Q2 2025 CF Errors on the previously filed consolidated financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the Q2 2025 CF Errors were not material to the prior period financial statements, individually or in the aggregate; however, for comparability purposes, the comparative amounts presented in the first quarter 2025 Form 10-Q have been revised.
The Q2 2025 CF Errors primarily relate to an error in the classification of accrued capital expenditures in the Consolidated Statements of Cash Flows, which resulted in errors to the Net cash provided by operating activities and Net cash used in investing activities lines. The revisions had no impact on the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in member’s equity, or notes to the financial statements included in the previously filed financial statements.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
A summary of the revisions to the comparative periods presented in this Quarterly Report on Form 10-Q is shown below.

	CLECO			CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31, 2025			FOR THE THREE MONTHS ENDED MARCH 31, 2025
(THOUSANDS)	AS REPORTED	REVISION	AS REVISED	AS REPORTED	REVISION	AS REVISED
Unearned compensation expense	$435	$5,111	$5,546	$1,317	$3,356	$4,673
Accounts receivable	$(710)	$1,342	$632	$(997)	$1,342	$345
Customer deposits(1)	$1,749	$(1,342)	$407	$1,749	$(1,342)	$407
Other deferred accounts	$(19,419)	$12,875	$(6,544)	$(7,542)	$3,545	$(3,997)
Accounts payable(2)	$(9,105)	$(3,014)	$(12,119)	$(1,338)	$(1,870)	$(3,208)
Taxes accrued	$7,226	$(494)	$6,732	$13,975	$(77)	$13,898
Other operating(1)(3)	$(5,892)	$(13,666)	$(19,558)	$(6,365)	$(4,142)	$(10,507)
Net cash provided by operating activities	$54,442	$812	$55,254	$76,340	$812	$77,152

Additions to property, plant, and equipment	$(68,289)	$(812)	$(69,101)	$(67,832)	$(812)	$(68,644)
Net cash used in investing activities	$(70,166)	$(812)	$(70,978)	$(69,709)	$(812)	$(70,521)

Accrued additions to property, plant, and equipment	$3,466	$5,648	$9,114	$3,449	$5,648	$9,097
Amounts presented as revised differ from those in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited) — Cleco — Condensed Consolidated Statements of Cash Flows (Unaudited)” and “— Cleco Power — Condensed Consolidated Statements of Cash Flows (Unaudited)” due to the following:
(1) Reclassification of certain items to or from Other operating based on changes in materiality.
(2) For Cleco, includes $22.6 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $14.7 million that was reclassified to Incentive compensation payable.
(3) For Cleco, includes $12.9 million that was reclassified to Incentive compensation payable. For Cleco Power, includes $3.5 million that was reclassified to Incentive compensation payable.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco Power
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$19,610	$23,135
Energy transition costs	5,957	10,730
Total current	25,567	33,865
Non-current
Energy transition costs	34,624	29,492
Future storm restoration costs	109,826	108,852
Total non-current	144,450	138,344
Total restricted cash and cash equivalents	$170,017	$172,209

Cleco’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Total Cleco Power restricted cash and cash equivalents	$170,017	$172,209
Non-current
Diversified Lands’ mitigation escrow	25	25
Total Cleco restricted cash and cash equivalents	$170,042	$172,234

In December 2025, management submitted a request to the LPSC seeking an amendment to the originally approved order to permit the withdrawal of only operations and maintenance-related storm costs from the storm reserve. The request also included approval to withdraw approximately $13.1 million in operations and maintenance costs related to the remaining 2024 and prior storms and wildfire costs. At March 31, 2026, Cleco Power had $49.1 million of unrecovered accumulated storm restoration costs that are probable of recovery from the storm reserve, pending approval by the LPSC. For more information about these accumulated storm restoration costs, see Note 4 — “Regulatory Assets and Liabilities — Storm Reserve.”

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
In July 2022, Cleco Power entered into a long-term agreement with DESRI, a third party, to purchase the output and associated attributes of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana. Cleco Power expects to begin receiving output from this facility in the third quarter of 2026. In January 2025, MAM, through the investment funds it manages, completed a significant minority investment in DESRI, establishing DESRI as a related party to Cleco Power.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
As of March 31, 2026, the project remains in development, and no payments or capital expenditures have been made to DESRI. Cleco Power will disclose and quantify any future financial activity under the agreement as it occurs.
In December 2025, Cleco Power entered into a cost reimbursement agreement on an arm’s-length basis with a data center developer which is a related party through MAM. As of March 31, 2026, Cleco Power had billed $24.8 million under the cost reimbursement agreement. On April 20, 2026, Cleco Power executed an electric service agreement with this data center developer.

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
Cleco’s credit losses at March 31, 2026, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,275	$1,638	$2,913
Current period provision	419	—	419
Charge-offs	(709)	—	(709)
Recovery	294	—	294
Balances, Mar. 31, 2026	$1,279	$1,638	$2,917

	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,337	$1,638	$2,975
Current period provision	(95)	—	(95)
Charge-offs	(662)	—	(662)
Recovery	265	—	265
Balances, Mar. 31, 2025	$845	$1,638	$2,483

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,275
Current period provision	419
Charge-offs	(709)
Recovery	294
Balances, Mar. 31, 2026	$1,279

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,337
Current period provision	(95)
Charge-offs	(662)
Recovery	265
Balances, Mar. 31, 2025	$845

There is no credit loss reserve estimated against the $111.2 million receivable associated with the Cleco Cajun Divestiture.

Note 2 — Recent Authoritative Guidance
The following authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of March 31, 2026. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
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
In September 2025, FASB issued guidance to change the capitalization criteria concerning software costs. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted at the beginning of a fiscal year. This update may be applied either prospectively, a modified approach that is based on the project status, or retrospectively. Management is still assessing the adoption method, but does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

Note 3 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three months ended March 31, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$118,024		$—		$—	$118,024
Commercial(1)	89,315		—		—	$89,315
Industrial(1)	59,372		—		—	$59,372
Other retail(1)	4,780		—		—	$4,780
Total retail revenue	271,491		—		—	271,491
Wholesale, net	28,518	(1)	(186)	(2)	—	28,332
Transmission	13,028		—		—	13,028
Other	4,670		—		1	4,671
Affiliate(3)	246		19,562		(19,808)	—
Total revenue from contracts with customers	317,953		19,376		(19,807)	317,522
Revenue unrelated to contracts with customers
Securitization	13,356		—		—	13,356
Other	3,055	(4)	1		—	3,056
Total revenue unrelated to contracts with customers	16,411		1		—	16,412
Operating revenue, net	$334,364		$19,377		$(19,807)	$333,934
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Primarily represents realized gains associated with FTRs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”

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
(4) Represents realized gains associated with FTRs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
expire after the initial term or when specified costs have been recovered. The minimum amounts are part of each month’s bill and recognized as revenue accordingly. The total fixed consideration related to unsatisfied performance obligations is not material to Cleco’s revenues.

Note 4 — Regulatory Assets and Liabilities
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Regulatory assets
Acadia Unit 1 acquisition costs	$1,463	$1,490	13.75
Accumulated deferred fuel(1)	29,808	22,910	Various
Affordability study	7,236	7,581	5.25
AFUDC equity gross-up	53,413	54,188	Various	(3)
AROs(4)	23,418	21,370
COVID-19 executive order	1,761	2,113	1.25
Deferred taxes, net	37,567	35,311	Various	(2)
Dolet Hills carrying charge	1,478	2,957
Financing costs(1)	5,255	5,347	Various	(5)
Interest costs	2,401	2,463	Various	(3)
Madison Unit 3 property taxes	15,648	15,350	Various	(6)
Non-service cost of postretirement benefits	13,105	13,204	Various	(3)
Northlake Transmission Agreement	2,294	4,587	Various	(2)
Postretirement costs	51,451	51,451	Various	(7)
Production operations and maintenance expenses	14,618	14,809	Various	(8)
Rodemacher Unit 2 deferred costs(4)	37,894	35,655
Solar development costs(4)	2,122	2,122
Training costs	5,267	5,306	33.75
Other	8,005	10,692	Various	(2)
Total regulatory assets	314,204	308,906
Regulatory liabilities
Deferred taxes, net	(6,368)	(6,368)	Various	(2)
Energy transition reserve(9)	(37,452)	(38,360)
Interest earned on energy transition reserve	(1,077)	(831)	Various	(2)
Residential revenue decoupling	(3,750)	(4,500)	Various	(2)
Storm reserve	(58,873)	(69,440)
Total regulatory liabilities	(107,520)	(119,499)
Total regulatory assets, net	$206,684	$189,407
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2026, and December 31, 2025. All other assets are earning a return on investment.
(2) For more information on the recovery/refund period, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 6 — Regulatory Assets and Liabilities” for the disclosures for each specific regulatory asset or liability in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(3) Amortized over the estimated lives of the respective assets.
(4) Currently not in a recovery period.
(5) Amortized over the terms of the related debt issuances.
(6) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.
(7) Amortized over the average service life of the remaining plan participants.
(8) Deferral is recovered over the following three-year regulatory period.
(9) Currently not in a refund period.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Total Cleco Power regulatory assets, net	$206,684	$189,407
2016 Merger adjustments(1)
Fair value of long-term debt	80,744	82,553
Postretirement costs	4,976	5,473
Financing costs	5,787	5,873
Debt issuance costs	3,508	3,581
Total Cleco regulatory assets, net	$301,699	$286,887
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.
Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. At March 31, 2026, Accumulated deferred fuel increased $6.9 million primarily due to the deferral of $9.0 million of fuel costs incurred during the January 2026 severe winter storm that affected Cleco Power’s service territory. The deferral mitigates the immediate bill impact to customers resulting from elevated natural gas prices and generation costs during the storm period. The deferred fuel costs are being recovered from customers over a 12-month period through the FAC.

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. The following table summarizes the components of the storm reserve included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Storm reserve	$107,937	$107,214
Accumulated unreimbursed storm restoration costs	(49,064)	(37,774)
Storm reserve, net	$58,873	$69,440

The $11.3 million increase in accumulated storm restoration costs was primarily due to costs associated with a January 2026 severe winter storm.

Note 5 — Fair Value Accounting Instruments
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AT MAR. 31, 2026			AT DEC. 31, 2025
(THOUSANDS)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$380,228	$—	$—	$334,353	$—	$—
FTRs	—	—	1,288	—	—	5,513
Natural gas derivatives	—	8,170	—	—	2,452	—
Total assets	$380,228	$8,170	$1,288	$334,353	$2,452	$5,513
Liability description
FTRs	$—	$—	$406	$—	$—	$945
Natural gas derivatives	—	12,295	—	—	10,890	—
Total liabilities	$—	$12,295	$406	$—	$10,890	$945

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AT MAR. 31, 2026			AT DEC. 31, 2025
(THOUSANDS)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$370,903	$—	$—	$326,128	$—	$—
FTRs	—	—	1,288	—	—	5,513
Natural gas derivatives	—	8,170	—	—	2,452	—
Total assets	$370,903	$8,170	$1,288	$326,128	$2,452	$5,513
Liability description
FTRs	$—	$—	$406	$—	$—	$945
Natural gas derivatives	—	12,295	—	—	10,890	—
Total liabilities	$—	$12,295	$406	$—	$10,890	$945

Cleco applied its Level 2 and Level 3 fair value techniques consistently between comparative fiscal periods. During the three months ended March 31, 2026, and the year ended December 31, 2025, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At March 31, 2026, and December 31, 2025, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$210,186	$162,282
Current restricted cash and cash equivalents	25,567	33,702
Non-current restricted cash and cash equivalents	144,475	138,369
Total short-term investments	$380,228	$334,353

Cleco Power
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$200,886	$154,082
Current restricted cash and cash equivalents	25,567	33,702
Non-current restricted cash and cash equivalents	144,450	138,344
Total short-term investments	$370,903	$326,128

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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Balances, beginning of period	$4,568	$1,828
Realized losses	(732)	—
Unrealized losses*	(536)	(416)
Purchases	26	2
Sales	(461)	—
Settlements	(1,983)	(964)
Balances, end of period	$882	$450
* Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power at March 31, 2026, and December 31, 2025:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Mar. 31, 2026	$1,288	$406	RTO auction pricing	FTR price - per MWh	$(3.52)	$9.87	$0.45
FTRs at Dec. 31, 2025	$5,513	$945	RTO auction pricing	FTR price - per MWh	$(6.78)	$6.46	$0.79
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

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,290,644	$3,148,411	$3,300,793	$3,179,215
* The carrying value of long-term debt does not include deferred issuance costs of $17.9 million at March 31, 2026, and $18.3 million at December 31, 2025.

Cleco Power
	AT MAR. 31, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,199,900	$2,206,945	$2,208,240	$2,232,569
* The carrying value of long-term debt does not include deferred issuance costs of $17.0 million at March 31, 2026, and $17.4 million at December 31, 2025.

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
At March 31, 2026, and December 31, 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.
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
At both March 31, 2026, and December 31, 2025, Cleco held cash collateral of $4.4 million recorded in Credit deposits on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At March 31, 2026, and December 31, 2025, Cleco held CIAC of $60.8 million and $33.1 million, respectively, that was recorded in Customer advances for

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
construction on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.

Note 6 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At March 31, 2026, and December 31, 2025, there were no fair value amounts offset on Cleco’s and Cleco Power’s Balance Sheets and no collateral posted with or received from counterparties.
The following table presents the fair values of derivative instruments and their related line item classifications as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs
Current
Energy risk management assets	$1,288	$5,513
Energy risk management liabilities	(406)	(945)
Natural gas derivatives
Current
Energy risk management assets	4,247	2,452
Energy risk management liabilities	(8,828)	(10,890)
Non-current
Energy risk management assets	3,923	—
Energy risk management liabilities	(3,467)	—
Commodity-related contracts, net	$(3,243)	$(3,870)
The following table presents the effect of derivatives not designated as hedging instruments and their related line item classifications on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026, and 2025:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Commodity contracts
FTRs
Electric operations	$3,031	$1,034
Purchased power	(1,055)	(602)
Natural gas derivatives(1)
Fuel used for electric generation	(922)	939
Total	$1,054	$1,371
(1) Natural gas derivatives - Realized (Losses) Gains
Realized gains and losses related to natural gas derivatives are recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Consolidated Balance Sheets and recovered from customers through the FAC. For the three months ended March 31, 2026, and 2025, Cleco and Cleco Power had unrecovered realized (losses) gains of $(1.7) million and $1.1 million, respectively, recorded in Accumulated deferred fuel.

The following table presents the unrealized gains (losses) of derivatives not designated as hedging instruments for the three months ended March 31, 2026, and 2025:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Commodity contracts
FTRs
Unrealized losses*	$(536)	$(416)
Natural gas derivatives
Unrealized gains*	446	7,352
Total	$(90)	$6,936
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table presents the volume of commodity-related derivative contracts outstanding at March 31, 2026, and December 31, 2025, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT MAR. 31, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs	MWh	1,973	5,755
Natural gas derivatives	MMBtus	65,150	36,825

Note 7 — Debt
Cleco Power’s total long-term debt due within one year as of March 31, 2026, and December 31, 2025, was as follows:

Cleco Power
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Senior notes, 3.47%	$130,000	$130,000
Senior notes, 5.96%	100,000	100,000
Cleco Securitization I storm recovery bonds, 4.016%	16,014	15,699
Cleco Securitization II energy transition bonds, 4.680%	9,513	9,513
Long-term debt due within one year	255,527	255,212
Unamortized debt issuance costs	(201)	(269)
Long-term debt due within one year, net	$255,326	$254,943

Cleco’s total long-term debt due within one year as of March 31, 2026, and December 31, 2025, was as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Total Cleco Power long-term debt due within one year, net	$255,326	$254,943
Senior notes, 3.743%	110,000	360,000
Long-term debt due within one year	365,326	614,943
Unamortized debt issuance costs	(39)	(117)
Long-term debt due within one year, net	$365,287	$614,826

On April 24, 2026, Cleco Holdings entered into a $250.0 million term loan agreement that matures on April 24, 2028. The borrowing costs under the term loan agreement are currently equal to SOFR plus 1.50% or ABR plus 0.50%.
On May 1, 2026, Cleco Holdings repaid its $360.0 million senior notes using proceeds from the $250.0 million term loan

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
entered into on April 24, 2026, and a supplemental draw on its revolving credit facility.

Note 8 — Pension Plan and Employee Benefits

Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2025, management estimates that $61.2 million in pension contributions will be required through 2030, of which $15.6 million is required in 2026. For the three months ended March 31, 2026, and 2025, Cleco made $4.8 million and $16.5 million, respectively, of required contribution payments to the pension plan. In April 2026, Cleco made a $3.6 million payment toward its 2026 contribution requirement.
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service components of net periodic pension cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension cost for the three months ended March 31, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Components of periodic benefit costs
Service cost	$899	$966
Non-service cost
Interest cost	6,777	6,776
Expected return on plan assets	(7,976)	(8,292)
Net periodic benefit (credit) cost	$(300)	$(550)

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for both the three months ended March 31, 2026, and 2025, was $0.2 million.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at March 31, 2026, and December 31, 2025, were as follows:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current	$14,338	$16,772
Non-current	$40,822	$43,487

Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service components of net periodic Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s
Condensed Consolidated Statements of Income. The components of net periodic Other Benefits cost for the three months ended March 31, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Components of periodic benefit costs
Service cost	$440	$395
Non-service cost
Interest cost	608	586
Amortization
Prior service cost	179	—
Net loss	64	74
Net periodic benefit cost	$1,291	$1,055

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026, and 2025, was $1.2 million and $1.0 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2026, and December 31, 2025, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current	$5,753	$5,753
Non-current	$42,867	$43,080

Cleco Power
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current	$4,896	$4,896
Non-current	$33,294	$33,457

SERP
SERP is a non-qualified, non-contributory, defined benefit pension plan for the benefit of certain executive officers who are designated as participants by the Leadership Development and Compensation Committee. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue.
Cleco does not fund the SERP liability, but instead pays for current benefits out of the cash available of the respective company of the employed officer. Because SERP is a non-qualified plan, Cleco has purchased life insurance on certain SERP participants to provide a source of funding, which is held in a trust formed by Cleco Power. The life insurance policies may be used to reimburse Cleco for benefits paid from general funds, pay the SERP participants’ death benefits, or pay future SERP payments. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The service costs are included in Other operations and maintenance within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The non-service

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Components of periodic benefit costs
Service cost	$12	$14
Non-service cost
Interest cost	847	864
Amortizations
Prior period service credit	(48)	(54)
Net gain	(35)	(35)
Net periodic benefit cost	$776	$789

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2026, and 2025, was $0.1 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2026, and December 31, 2025, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current	$4,981	$4,981
Non-current	$58,330	$58,648

Cleco Power
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Current	$862	$862
Non-current	$10,110	$10,146
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
401(k) Plan expense	$2,973	$2,909

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
401(k) Plan expense	$693	$706

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2026, and 2025:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2026	2025
Effective tax rate	21.0%	18.3%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2026	2025
Effective tax rate	21.4%	19.5%

For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2026, and 2025, were different than the federal statutory rate primarily due to the amortization of excess accumulated deferred income tax, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.

Income Tax Audits
Cleco Group participates in the IRS’s Compliance Assurance Process program in which tax positions are examined and agreed upon prior to filing the federal tax return. The Compliance Assurance Process program allows the IRS to establish a low risk of non-compliance, and at its discretion, may reduce the level of its review based on complexity and the number of issues found. Cleco Group's application has been accepted into the Compliance Assurance Process program for the 2022-2024 tax years, and the statute of limitations remains open for those tax years.
The state income tax years 2022, 2023, and 2024 remain subject to examination by the Louisiana Department of Revenue.
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statement of Income. For the three months ended March 31, 2026, and 2025, no penalties were recognized.

Note 10 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
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

Segment Information
FOR THE THREE MONTHS ENDED MAR. 31, 2026 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$185,337
Fuel cost recovery revenue(1)	117,703
Other operations	31,078
Affiliate revenue	246
Operating revenue, net	$334,364
Less:
Recoverable fuel and purchased power(1)	$117,878
Non-recoverable fuel and purchased power	6,463
Other operations and maintenance(2)	70,818
Taxes other than income taxes	16,140
Other segment items(3)	(3,104)
EBITDA	$126,169
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $24.7 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED MAR. 31, 2026 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$185,337	$(186)		$—	$185,151
Fuel cost recovery revenue	117,703	—		—	117,703
Other operations	31,078	1		1	31,080
Affiliate revenue	246	19,562		(19,808)	—
Operating revenue, net	$334,364	$19,377		$(19,807)	$333,934
Depreciation and amortization	$49,859	$2,350	(1)	$—	$52,209
Interest income	$2,732	$2,878		$(38)	$5,572
Interest charges	$29,675	$10,832		$(39)	$40,468
Federal and state income tax expense (benefit)	$10,554	$(2,556)		$—	$7,998
Net income (loss)	$38,813	$(8,711)		$—	$30,102
Additions to property, plant, and equipment	$73,127	$407		$—	$73,534
Equity investment in investee(2)	$1,916	$(918,952)		$918,952	$1,916
Goodwill(2)	$1,490,797	$—		$—	$1,490,797
Total segment assets(2)	$7,480,209	$(387,946)		$842,782	$7,935,045
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at March 31, 2026.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED MAR. 31, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$182,585
Fuel cost recovery revenue(1)	87,543
Other operations	23,456
Affiliate revenue	245
Operating revenue, net	$293,829
Less:
Recoverable fuel and purchased power(1)	87,561
Non-recoverable fuel and purchased power	3,148
Other operations and maintenance(2)	57,908
Taxes other than income taxes	15,618
Other segment items(3)	(181)
EBITDA	$129,775
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $22.8 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED MAR. 31, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$182,585	$(186)		$—	$182,399
Fuel cost recovery revenue	87,543	—		—	87,543
Other operations	23,456	1,855		(9)	25,302
Affiliate revenue	245	20,831		(21,076)	—
Operating revenue, net	$293,829	$22,500		$(21,085)	$295,244
Depreciation and amortization	$47,783	$2,313	(1)	$—	$50,096
Interest income	$4,592	$2,705		$(164)	$7,133
Interest charges	$25,684	$10,901		$(164)	$36,421
Federal and state income tax expense (benefit)	$11,883	$(2,826)		$—	$9,057
Net income (loss)	$49,017	$(8,706)		$1	$40,312
Additions to property, plant, and equipment	$67,832	$457		$—	$68,289
Equity investment in investees(2)	$1,916	$(918,952)		$918,952	$1,916
Goodwill(2)	$1,490,797	$—		$—	$1,490,797
Total segment assets(2)	$7,416,469	$(397,107)		$855,802	$7,875,164
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at December 31, 2025.

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Net income	$30,102	$40,312
Add: Depreciation and amortization	52,209	50,096
Less: Interest income	5,572	7,133
Add: Interest charges	40,468	36,421
Add: Federal and state income tax expense	7,998	9,057
Add: Other corporate costs and noncash items(1)	964	1,022
Total segment EBITDA	$126,169	$129,775
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
On October 31, 2025, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2025, indicating

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
no refund to Cleco Power’s retail customers. The LPSC Staff has issued a draft report indicating no refund and no material findings. Due to the nature of the regulatory process, management is unable to determine the timing of the LPSC Staff’s final report.
Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At March 31, 2026, and December 31, 2025, Cleco Power had $5.1 million and $0.9 million, respectively, recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

Wholesale Rates
Wholesale customers are charged market-based rates that are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2023 and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026.

Note 12 — Variable Interest Entities

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

Cleco Securitization I
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Restricted cash	$6,873	$15,791
Accounts receivable - affiliate	2,693	2,996
Intangible asset - Storm Recovery Property	366,799	370,329
Total assets	$376,365	$389,116
Long-term debt due within one year	$16,014	$15,699
Accounts payable - affiliate	60	115
Interest accrued	1,422	5,795
Long-term debt, net	356,736	365,349
Total liabilities	374,232	386,958
Member’s equity	2,133	2,158
Total liabilities and member’s equity	$376,365	$389,116

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Operating revenue	$7,977	$7,937
Operating expenses	(3,646)	(3,477)
Interest income	151	184
Interest charges, net	(4,457)	(4,619)
Income before taxes	$25	$25

Cleco Securitization II
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Restricted cash	$12,736	$7,345
Accounts receivable - affiliate	2,115	2,131
Intangible asset - Energy Transition Property	289,742	290,901
Total assets	$304,593	$300,377
Long-term debt due within one year	$9,513	$9,513
Accounts payable	47	12
Accounts payable - affiliate	186	32
Interest accrued	5,162	1,291
Long-term debt, net	287,357	287,232
Total liabilities	302,265	298,080
Member’s equity	2,328	2,297
Total liabilities and member’s equity	$304,593	$300,377

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
The following table summarizes the impact of Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Operating revenue	$5,303	$—
Operating expenses	(1,349)	(18)
Interest income	72	—
Interest charges, net	(3,995)	(847)
Income (loss) before taxes	$31	$(865)

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2026, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,098)	(18,098)
Equity income from investee	742	742
Total equity investment in investee	$1,916	$1,916

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Oxbow’s net assets/liabilities	$3,832	$3,832
Cleco Power’s 50% equity	$1,916	$1,916
Cleco Power’s maximum exposure to loss	$1,916	$1,916

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Operating revenue	$63	$103
Operating expenses	(63)	(103)
Income before taxes	$—	$—

Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Gulf Coast Spinning
In September 2015, Gulf Coast Spinning Company, LLC initiated a lawsuit against Cleco, claiming that Cleco failed to meet obligations under an alleged verbal agreement related to startup funding for the construction of a cotton spinning facility near Bunkie, Louisiana. The matter proceeded to trial on March 30, 2026, and on April 10, 2026, a jury returned a verdict in favor of Cleco. Although the verdict remains subject to appeal, Cleco was found not liable and is not required to pay any damages in connection with the resolution of this matter.

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
On April 8, 2026, Cleco Power received a notice of audit related to its FAC filings for the period 2023 through 2025. Total fuel costs for this period were $890.6 million. Cleco Power’s FAC filings for January 2026 and thereafter remain subject to audit.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover certain costs of environmental compliance through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents, such as ammonia and limestone, that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power has EAC filings for January 2023 and thereafter that remain subject to audit.

Energy Efficiency Audit
In November 2014, Cleco Power began participating in energy efficiency programs that were established by the LPSC. Through its approved rate tariff, Cleco Power recovered $10.2 million in each of the program years 2025, 2024, and 2023. These amounts are subject to LPSC audit.
In May 2025, the LPSC established the Louisiana Energy Efficiency Program (LEEP). LEEP incorporates aspects of the previous programs with revised rules and modifications, including the ability to recover lost revenues from reduced electricity sales, that were formally approved by the LPSC on August 20, 2025. LEEP permits the recovery of certain costs associated with implementing energy efficiency programs through an Energy Efficiency Rate Rider. The recovery of these costs will be subject to audit by the LPSC, conducted at the conclusion of every two program years. LEEP launched on January 1, 2026, and new energy efficiency rates will be effective June 1, 2026.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2026, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $4.4 million and $4.3 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the retired and partially demolished Dolet Hills Power Station, have agreed to pay the principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of March 31, 2026, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement expires after 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
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

Note 14 — Affiliate Transactions
Cleco Holdings has balances that are payable to or due from its affiliate, Cleco Group. The following table is a summary of those balances:

	AT MAR. 31, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Group	$704	$43,340	$768	$36,166

Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$2	$203	$9	$137
Support Group	—	9,764	—	12,152
Total	$2	$9,967	$9	$12,289

Note 15 — Intangible Assets

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
The following table presents the amortization expense of the securitized intangible assets recognized in Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026, and 2025:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Amortization expense
Storm Recovery Property	$3,530	$3,338
Energy Transition Property	1,160	—
Total	$4,690	$3,338

The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Storm Recovery Property	$415,593	$415,593
Energy Transition Property	299,338	299,338
Total securitized intangible assets carrying value	714,931	714,931
Accumulated amortization	(58,390)	(53,701)
Net securitized intangible assets subject to amortization	$656,541	$661,230

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At March 31, 2026, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization expense is recorded in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
For both the three months ended March 31, 2026, and 2025, Cleco had $0.2 million of amortization expense related to the power supply agreement recorded in Electric operations on its Condensed Consolidated Statements of Income.

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025
Power supply agreements	$14,238	$14,238
Accumulated amortization	(7,417)	(7,230)
Net other intangible assets subject to amortization	$6,821	$7,008

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are presented as a component of member’s equity on Cleco's and

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
Cleco Power's Condensed Consolidated Balance Sheets and are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(9,482)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(251)
Balance, Mar. 31, 2026	$(9,733)

FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(382)
Balance, Mar. 31, 2025	$(3,066)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2025	$(8,494)	$(4,386)	$(12,880)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	261	—	261
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2026	$(8,233)	$(4,322)	$(12,555)

	FOR THE THREE MONTHS ENDED MAR. 31, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	155	—	155
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2025	$(5,302)	$(4,578)	$(9,880)

Note 17 — Subsequent Event — Proposed Cleco Group Sale Transaction
On April 24, 2026, Cleco Partners entered into an equity purchase agreement, pursuant to which Stonepeak and Bernhard Capital Partners have agreed, subject to customary closing conditions, to acquire all of the outstanding equity interests of Cleco Group.
The Proposed Cleco Group Sale Transaction is subject to customary closing conditions, including receipt of required regulatory approvals, including approvals from the LPSC and FERC, and the expiration or termination of applicable waiting periods under the HSR Act. In addition, pending consummation of the Proposed Cleco Group Sale Transaction, the equity purchase agreement generally requires Cleco Partners to cause Cleco to operate in the ordinary course of business consistent with past practice and restricts Cleco from taking certain actions with respect to its business without the consent of the purchasers. Cleco plans to file an application with the LPSC seeking approval of the sale in June 2026.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2026, and 2025.

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

Recent Events
On April 24, 2026, Cleco Partners entered into an equity purchase agreement, pursuant to which Stonepeak and Bernhard Capital Partners have agreed, subject to customary closing conditions, to acquire all of the outstanding equity interests of Cleco Group.
The Proposed Cleco Group Sale Transaction is subject to customary closing conditions, including receipt of required

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
regulatory approvals, including approvals from the LPSC and FERC, and the expiration or termination of applicable waiting periods under the HSR Act. In addition, pending consummation of the Proposed Cleco Group Sale Transaction, the equity purchase agreement generally requires Cleco Partners to cause Cleco to operate in the ordinary course of business consistent with past practice and restricts Cleco from taking certain actions with respect to its business without the consent of the purchasers. Cleco plans to file an application with the LPSC seeking approval of the sale in June 2026.

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

Corporate Sustainability
Cleco is evaluating renewable and electrification initiatives as part of its long‑term resource and infrastructure planning. Currently, management is unable to predict what impact the implementation of these sustainability initiatives will have on the Registrants. For more information on these sustainability goals, see Part I, Item 1, “Business — Human Capital,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For more information about Cleco’s environmental initiatives, see “— Decarbonization Initiatives” and “— Renewable and Electrification Initiatives.”

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

Grid Reliability
Cleco Power is actively advancing grid reliability and operational resilience to support safe and consistent service amid evolving grid demands and environmental conditions. Cleco Power closely monitors system performance and manages grid conditions through targeted infrastructure investments and coordination with MISO. These efforts are intended to support overall grid stability during periods of elevated demand, extreme weather, or transmission constraints. Cleco Power employs operational load management tools when necessary to preserve grid integrity, including in circumstances where MISO may issue system reliability directives. Cleco Power continues to enhance system readiness through grid modernization investments, evaluation of generation availability, and ongoing assessment of changing load patterns, including increased electrification and peak usage growth. Through these initiatives, Cleco Power remains focused on reducing the likelihood, duration, and impact of service interruptions while supporting a resilient and reliable electric system for customers.

Generation Planning
Cleco Power’s participation in MISO’s ERAS could significantly impact its long-term generation planning and its ability to meet future reliability and capacity needs. ERAS is a newly launched MISO initiative designed to accelerate the interconnection timeline for new generation resources, with the potential to enable interconnection agreements within approximately 90 days, which is substantially faster than traditional MISO study cycles. While ERAS offers an expedited path for select projects, the majority of new generation resources will continue to follow MISO’s Definitive Planning Phase (DPP), which is the standard interconnection process consisting of multiple phases of system impact and facilities studies that typically span more than a year. This process includes detailed evaluations of network upgrades and reliability impacts and requires milestone commitments and financial deposits at various stages. In certain circumstances, projects advancing through MISO’s standard interconnection process may be modified, delayed, or withdrawn due to evolving system conditions, study results, or cost outcomes, and because DPP remains the primary pathway for most projects, Cleco’s long-term planning must account for both ERAS opportunities and DPP requirements, as delays or cost implications in either process could materially affect resource adequacy and investment decisions.
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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
Cleco’s long-term generation planning and capital investment strategy.

Decarbonization Initiatives
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

Renewable and Electrification Initiatives
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by DESRI. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco Power’s transmission grid. Cleco Power is progressing the solar and related interconnection project and currently expects the commercial operation date to begin in the third quarter of 2026, subject to satisfaction of applicable conditions and project milestones.
Cleco Power is evaluating potential future resources to diversify its generation portfolio as part of its IRP process and is engaging with customers to assess demand for potential renewable energy offerings. These evaluations reflect evolving customer interest, including potential large‑load customers. Cleco Power continues to consider market conditions and applicable regulatory requirements as it further refines its resource planning strategy. As of March 31, 2026, the IRP process had not resulted in the identification of an optimal resource portfolio or the advancement of any additional generation resources.
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, infrastructure for light duty electric vehicles and forklifts, and electric vehicle charging sites, among others. These initiatives are in various stages of evaluation and development and may be subject to future regulatory approval.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project provides savings through a reduction in outage restoration time and improved operational efficiencies. The project also improves safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $111.4 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of March 31, 2026, Cleco Power had spent $89.9 million on the project.
Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. In December 2024, Cleco Power filed an application with the LPSC for approval of Phase 1 of the plan which includes $257.6 million of project investments to be completed over 5 years. On November 3, 2025, Cleco Power filed an uncontested stipulated settlement with the LPSC, reducing the proposed investment to approximately $200.0 million. The settlement was approved by the LPSC in November 2025. Effective January 1, 2026, Cleco Power began collecting revenues under the LPSC‑approved Grid Resiliency Rate Rider. The rider provides for contemporaneous recovery of prudently incurred costs associated with Phase I of Cleco Power’s grid resiliency plan, subject to a semi‑annual true up and prudency review by the LPSC. Management expects that costs incurred under Phase I, as well as costs incurred under future phases of the grid resiliency plan, will continue to be recovered through this mechanism.

Large Load Growth Initiatives
Cleco Power is evaluating opportunities to support long‑term load growth associated with increasing demand from large‑load customers, including data centers, driven predominately by the expansion of artificial intelligence and related digital infrastructure. In support of this demand, Cleco Power is pursuing potential long‑term arrangements to supply power to large‑load facilities within its service territory. In connection with certain large‑load growth and interconnection projects, Cleco Power has received customer advances and cost reimbursements and executed arrangements for project progression, subject to applicable regulatory requirements. As part of these efforts, Cleco Power may incur planning, engineering, procurement, and other initial capital costs to prepare to serve large‑load customers in advance of receiving final approval from the LPSC. Cleco Power has structured these arrangements to limit financial and operational exposure prior to approval by the LPSC and has implemented significant contractual and credit protections intended to mitigate risk, including customer funding mechanisms that provide for the upfront payment of required construction‑related contributions prior to facilities being placed in service. Because large-load projects are typically associated with a single customer or a limited number of customers, Cleco Power could experience increased customer concentration over time as these facilities become operational.
On April 20, 2026, Cleco Power executed an electric service agreement with a data center developer in connection with a project under development that is intended to serve a future large‑load customer and entered into related power supply and commercial agreements to support the anticipated load, which includes a capacity purchase power agreement with a third party, subject to applicable regulatory and other approvals. These arrangements include additional credit support, including a parent guarantee from a creditworthy affiliate of the ultimate customer upon regulatory approval and

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
a substantial letter of credit designed to ensure recovery of applicable costs and to limit exposure to Cleco Power’s other customers. Cleco Power continues to evaluate other potential large‑load growth opportunities within its service territory.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026, and 2025
		FOR THE THREE MONTHS ENDED MAR. 31,
	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	2026	2025	VARIANCE*	VARIANCE*	VARIANCE*
Operating revenue
Base	$185,337	$182,585	$2,752	$—	$2,752
Fuel cost and purchased power recovery	117,703	87,543	30,160	—	30,160
Other operations	31,078	23,456	7,622	(1,844)	5,778
Affiliate revenue	246	245	1	(1)	—
Operating revenue, net	334,364	293,829	40,535	(1,845)	38,690
Operating expenses
Recoverable fuel and purchased power	117,878	87,561	(30,317)	—	(30,317)
Non-recoverable fuel and purchased power	6,463	3,148	(3,315)	—	(3,315)
Other operations and maintenance	70,818	57,908	(12,910)	2,120	(10,790)
Depreciation and amortization	49,859	47,783	(2,076)	(37)	(2,113)
Taxes other than income taxes	16,140	15,618	(522)	(155)	(677)
Total operating expenses	261,158	212,018	(49,140)	1,928	(47,212)
Operating income	73,206	81,811	(8,605)	83	(8,522)
Interest income	2,732	4,592	(1,860)	299	(1,561)
Allowance for equity funds used during construction	1,619	531	1,088	—	1,088
Other income (expense), net	1,485	(350)	1,835	(62)	1,773
Interest charges	29,675	25,684	(3,991)	(56)	(4,047)
Federal and state income tax expense	10,554	11,883	1,329	(270)	1,059
Net income	$38,813	$49,017	$(10,204)	$(6)	$(10,210)
* Favorable/(Unfavorable)

Summary of Consolidated Results
The changes in Cleco’s and Cleco Power’s results of operations are primarily attributable to the following:

Base
Base revenue increased $2.8 million primarily due to $10.8 million of higher retail rates largely resulting from an increase in the IICR, which is adjusted annually. This increase is partially offset by $4.9 million from lower usage due to milder winter weather and $2.6 million for the absence of the allowed carrying charge on the related Dolet Hills regulatory asset.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$82,319	$85,391	(3.6)%
Commercial	63,687	61,905	2.9%
Industrial	34,604	30,069	15.1%
Other retail	3,574	3,517	1.6%
Total retail	184,184	180,882	1.8%
Sales for resale	1,153	1,703	(32.3)%
Total base revenue	$185,337	$182,585	1.5%

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	804	879	(8.5)%
Commercial	606	607	(0.2)%
Industrial	613	538	13.9%
Other retail	28	30	(6.7)%
Total retail	2,051	2,054	(0.1)%
Sales for resale	5	71	(93.0)%
Total retail and wholesale customer sales	2,056	2,125	(3.2)%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				% CHANGE
	2026	2025	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	681	865	843	(21.3)%	(19.2)%
Cooling degree-days	212	158	100	34.2%	112.0%

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 99.8% of Cleco Power’s total fuel cost during the first quarter of 2026 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended March 31, 2026, were impacted primarily by higher natural gas costs as compared to the three months ended March 31, 2025.

Other Operations Revenue
Other operations revenue increased $5.8 million primarily due to $7.6 million of higher securitization revenue resulting from the completion of the securitization financing of the Energy Transition Property in March 2025 and higher transmission revenue at Cleco Power. This increase was partially offset by $1.8 million for the absence of the other service agreement revenue from the Cleco Cajun Divestiture.

Other Operations and Maintenance
Other operations and maintenance expense increased $10.8 million primarily due to higher maintenance expenses largely from scheduled plant outages and distribution right-of-way maintenance.

Interest Charges
Interest charges increased $4.0 million primarily due to higher debt balances associated with the energy transition bonds issued by Cleco Securitization II in March 2025.

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three months ended March 31, 2026, and 2025:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2026	2025
Net income	$38,813	$49,017
Add: Depreciation and amortization	49,859	47,783
Less: Interest income	2,732	4,592
Add: Interest charges	29,675	25,684
Add: Federal and state income tax expense	10,554	11,883
EBITDA	$126,169	$129,775

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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2026:

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
Cleco Power participates in the MISO market. MISO requires participants to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For more information about credit support see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Global and U.S. Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited, and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material, negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations.
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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting Instruments.”

Cash Generation and Cash Requirements
Restricted Cash and Cash Equivalents
For information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Working Capital and Debt
At March 31, 2026, and December 31, 2025, Cleco Power had a working capital surplus of $160.7 million and $164.4 million, respectively, resulting in a decrease of $3.7 million in working capital.
At March 31, 2026, and December 31, 2025, Cleco had a working capital surplus of $182.1 million and a working capital deficit of $74.2 million, respectively, resulting in an increase of $256.3 million in working capital.
The following table contains the working capital variances for the period ended March 31, 2026, and December 31, 2025, and 2024.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	AT MAR. 31, 2026	AT DEC. 31, 2025	VARIANCE(1)	VARIANCE(1)	VARIANCE(1)
Current assets
Cash and cash equivalents	$208,196	$162,660	$45,536	$1,125	$46,661
Restricted cash and cash equivalents	25,567	33,865	(8,298)	—	(8,298)
Customer accounts receivable	49,058	53,053	(3,995)	—	(3,995)
Accounts receivable - affiliate	2	9	(7)	(57)	(64)
Receivable - Cleco Cajun Divestiture	—	—	—	2,738	2,738
Other accounts receivable	47,290	67,449	(20,159)	17	(20,142)
Unbilled revenue	42,882	47,453	(4,571)	—	(4,571)
Fuel inventory, at average cost	86,572	84,951	1,621	—	1,621
Materials and supplies, at average cost	194,904	183,085	11,819	—	11,819
Energy risk management assets(2)	4,247	2,452	1,795	—	1,795
Accumulated deferred fuel(2)	30,381	25,711	4,670	—	4,670
Cash surrender value of company/trust-owned life insurance policies	6,862	7,813	(951)	(1,308)	(2,259)
Prepayments	56,563	60,702	(4,139)	(1,009)	(5,148)
Regulatory assets	30,805	37,923	(7,118)	—	(7,118)
Other current assets	723	353	370	(827)	(457)
Total current assets	784,052	767,479	16,573	679	17,252
Current liabilities
Short-term debt	—	—	—	(10,000)	(10,000)
Long-term debt due within one year	255,326	254,943	(383)	249,922	249,539
Accounts payable(2)	129,747	133,283	3,536	3,957	7,493
Accounts payable - affiliate	9,967	13,038	3,071	(10,245)	(7,174)
Customer deposits	59,138	58,787	(351)	—	(351)
Provision for customer refund	20,797	20,900	103	—	103
Taxes payable	50,927	28,454	(22,473)	6,910	(15,563)
Interest accrued	33,236	13,891	(19,345)	(5,208)	(24,553)
Energy risk management liabilities(2)	8,829	10,890	2,061	—	2,061
Regulatory liabilities	10,445	10,199	(246)	—	(246)
Deferred compensation	—	—	—	17,580	17,580
Postretirement benefit obligations	20,096	22,530	2,434	—	2,434
Energy transition reserves	6,080	10,730	4,650	—	4,650
Other current liabilities	18,757	25,414	6,657	6,401	13,058
Total current liabilities	623,345	603,059	(20,286)	259,317	239,031
Working capital surplus (deficit)	$160,707	$164,420	$(3,713)	$259,996	$256,283

(1) Favorable/(Unfavorable)
(2) Energy risk management assets, Accumulated deferred fuel, Accounts payable, and Energy risk management liabilities do not include FTRs. FTR activity is not included in working capital.

Summary of Consolidated Results
The $256.3 million increase in Cleco’s working capital is primarily due to:

•a $249.5 million decrease in long-term debt due within one year primarily due to its reclassification to long-term debt as a result of the Cleco Holdings’ term loan entered into on April 24, 2026. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt,”
•a $46.7 million increase in cash and cash equivalents,
•a $17.6 million decrease in deferred compensation primarily due to the reclassification of long-term deferred compensation,
•a $13.1 million decrease in other current liabilities primarily due to the timing of payments of long-term incentive plan compensation in March 2026 and an adjustment to the Dolet Hills ARO liability,
•an $11.8 million increase in material and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs at Cleco Power,
•a $7.5 million decrease in accounts payable primarily due to the timing of payments for short-term incentive plan compensation and lower accruals for MISO settlements and plant outages, partially offset by higher accruals for inventory and maintenance and data center development,
•a $4.7 million increase in accumulated deferred fuel primarily due to additional deferrals through a fuel surcharge for incremental costs related to a severe winter storm that occurred in January 2026, the settlement of option premiums, and higher fuel costs, partially offset by the timing of collections at Cleco Power, and
•a $4.7 million decrease in energy transition reserves primarily due to the reclassification of the long-term energy transition reserves.

These increases in working capital were partially offset by:

•a $24.6 million increase in interest accrued primarily due to the timing of interest payments on long-term debt,
•a $20.1 million decrease in other account receivable primarily due to lower accruals for customer reimbursements, pole attachments, and customer advances

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
for construction and the timing of collections from joint owners at Cleco Power, partially offset by higher MISO accruals,
•a $15.6 million increase in taxes payable primarily due to higher provision for federal and state income taxes and accruals for property taxes,
•a $10.0 million increase in short-term debt primarily due to draws on Cleco Holdings’ revolving credit facility,
•an $8.3 million decrease in restricted cash and cash equivalents,
•a $7.2 million increase in accounts payable - affiliate primarily due to a federal tax refund received at Cleco Holdings,
•a $7.1 million decrease in regulatory assets primarily due to the amortization of the Dolet Hills carrying charge, the reclassification of the ARO regulatory asset for the Dolet Hills decommissioning to long-term, and the amortization of Northlake transmission costs,
•a $5.1 million decrease in prepayments primarily due to the timing of insurance premiums paid, and
•a $4.6 million decrease in unbilled revenue primarily due to lower usage as a result of milder weather.

Debt
For more information on Cleco Power’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”

Liquidity
The following tables present the total liquidity for Cleco and Cleco Power for March 31, 2026, and December 31, 2025:

Cleco
(THOUSANDS)	AT MAR 31, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$217,717	$171,056
Cleco Power revolving credit facility	300,000	300,000
Less: Outstanding revolving draws	—	—
Cleco Holdings revolving credit facility	175,000	175,000
Less: Outstanding revolving draws	(10,000)	—
Total liquidity	$682,717	$646,056

Cleco Power
(THOUSANDS)	AT MAR 31, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$208,196	$162,660
Revolving credit facility	300,000	300,000
Less: Outstanding revolving draws	—	—
Total liquidity	$508,196	$462,660

Credit Facilities
At March 31, 2026, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $10.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At March 31, 2026, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2026, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At March 31, 2026, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2026, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Concentrations of Credit Risk
At March 31, 2026, and 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting Instruments — Concentrations of Credit Risk.”

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2026, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2026, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cleco - Cash Flows

Cash Flows Comparison for the Three Months Ended March 31, 2026, and 2025

	FOR THE THREE MONTHS ENDED MAR. 31,
		CLECO POWER				CLECO
(THOUSANDS)	2026	2025	VARIANCE	2026	2025	VARIANCE
Operating activities
Net income, adjusted for non-cash items(1)	$92,395	$113,149	$(20,754)	$92,031	$111,850	$(19,819)
Changes in assets and liabilities
Fuel inventory and materials and supplies	(13,440)	(3,124)	(10,316)	(13,440)	(3,124)	(10,316)
Accounts payable	558	11,524	(10,966)	280	10,502	(10,222)
Postretirement benefit obligations	(4,721)	(17,448)	12,727	(5,968)	(18,126)	12,158
Other deferred accounts	(15,203)	(3,997)	(11,206)	(15,555)	(6,544)	(9,011)
Other operating items with variances outside the threshold(2)	9,779	(22,952)	32,731	3,620	(39,304)	42,924
Net cash provided by operating activities	$69,368	$77,152	$(7,784)	$60,968	$55,254	$5,714
Investing activities
Customer advances for construction, net of refunds	$53,622	$(2,171)	$55,793	$53,622	$(2,171)	$55,793
Other investing items with variances outside the threshold(2)	(71,086)	(68,350)	(2,736)	(71,493)	(68,807)	(2,686)
Net cash used in investing activities	$(17,464)	$(70,521)	$53,057	$(17,871)	$(70,978)	$53,107
Financing activities
Draws on revolving credit facilities	$—	$20,000	$(20,000)	$10,000	$40,000	$(30,000)
Payments on revolving credit facilities	—	(130,000)	130,000	—	(130,000)	130,000
Issuances of long-term debt	—	305,000	(305,000)	—	305,000	(305,000)
Repayment of long-term debt	(8,438)	(133,135)	124,697	(8,438)	(133,135)	124,697
Other financing items with variances outside the threshold(2)	(122)	(4,952)	4,830	(190)	(4,952)	4,762
Net cash (used in) provided by financing activities	$(8,560)	$56,913	$(65,473)	$1,372	$76,913	$(75,541)
(1) Non-cash items primarily include depreciation and amortization, AFUDC, and deferred income taxes.
(2) For purposes of this analysis, management considered variances to be immaterial if they remained within plus or minus $10.0 million.

Summary of Consolidated Results

Net Operating Cash Flows
Net cash provided by operating activities increased primarily due to cash flows from net income, adjusted for non-cash items. This increase was primarily attributable to changes in net income and deferred income taxes. For more information on net income, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2026, and 2025 — Summary of Consolidated Results.” For more information on deferred income taxes, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes.”
Year-over-year changes in working capital accounts also materially impact the net cash provided by operating activities. For more information on these changes in working capital, see “— Working Capital.”

Net Investing Cash Flows
Net cash used in investing activities decreased primarily due to higher contributions in aid of construction, driven by both the timing of receipts and increased customer‑funded construction activity during the period.

Net Financing Cash Flows
For more information on financing activities, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
Off-Balance Sheet Commitments and Guarantees
For information about off-balance sheet commitments and guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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
Cleco is currently evaluating possible impacts various environmental rules may have on its generating units. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
For information on Cleco Power’s wholesale rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Wholesale Rates” in the Registrants’ Combined
Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Transmission Rates
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. For more information on Cleco Power’s grid resiliency plan, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Grid Resiliency and Hardening.”
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Market Structure

Wholesale Electric Markets

RTO
For information on Cleco’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
A NERC Critical Infrastructure Protection (CIP) audit is also conducted at least every three years for Cleco Power. The most recent audit began in October 2025 and concluded in February 2026, resulting in no penalties. The next audit is scheduled to begin in 2028.
Management is unable to predict the final outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
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

IRP
The IRP report outlines how Cleco Power plans to meet its forecasted load requirements on a reliable, economic and sustainable basis.
On September 5, 2025, Cleco Power filed an interim IRP with the LPSC. On October 22, 2025, Cleco Power submitted a request to the LPSC to initiate its next four-year IRP cycle. Cleco Power received approval from the LPSC to combine the interim IRP and the next four-year IRP into a single filing, with the IRP report scheduled to be filed in October 2026.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, employee benefits, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020; however, Cleco continued to maintain its compliance with the SQP. On October 15, 2024, Cleco Power submitted a proposed amended and extended SQP to the LPSC. On March 30, 2026, Cleco filed the SQP under the 2024 expired plan, as the new plan has not been finalized or approved by the LPSC.

Franchises
For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
For more information on Cleco’s critical accounting estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

Interest Rate Risk
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate bank facilities with fixed-rate debt or vice versa. Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period. For information regarding Cleco Holdings’ and Cleco Power’s revolving credit facilities, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Credit Facilities.”
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At March 31, 2026, Cleco Holdings had $10.0 million of short‑term debt outstanding under its revolving credit facility at an all‑in rate of 5.3966%. Each 1% increase in short‑term variable interest rate at Cleco Holdings would result in an increase in annualized pretax interest expense of approximately $0.1 million. Cleco Power had no amounts outstanding, and accordingly, a 1% increase in short‑term variable interest rates would have had no impact on pretax earnings on an annualized basis.
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
During the three months ended March 31, 2026, Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. Cleco Power monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco Power uses a parametric risk modeling approach to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco Power’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2026
(THOUSANDS)	AT MAR. 31, 2026	HIGH	LOW	AVERAGE
Cleco Power	$9,515	$12,607	$4,060	$6,939

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting Instruments” and “Note 6 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2026. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the additions and revisions discussed therein, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Registrants, see the risk factors disclosed in the aforementioned report.

Agreement to Sell Cleco Group

The Proposed Cleco Group Sale Transaction may not be completed because required governmental and regulatory approvals may not be obtained, may be delayed, or may be subject to additional conditions.
Consummation of the Proposed Cleco Group Sale Transaction is subject to the satisfaction or waiver of specified closing conditions, including, among others, the receipt of required governmental and regulatory approvals, including approvals from the LPSC and FERC, the expiration or termination of applicable waiting periods under the HSR Act, and other customary closing conditions. The required approvals may not be obtained at all, may not be obtained on the terms or within the timeframes currently contemplated by the parties, or may impose terms, conditions, obligations or commitments that could delay or prevent completion of the Proposed Cleco Group Sale Transaction. The failure to obtain such approvals, or delays in obtaining them, could cause the parties to abandon the Proposed Cleco Group Sale Transaction. In such circumstances, Cleco could incur significant professional fees and other transaction‑related costs without realizing the anticipated benefits of the transaction, experience prolonged management distraction and strategic uncertainty, and face potential adverse market or credit perceptions, any of which could materially and adversely affect Cleco’s results of operations, financial condition, and cash flows. Additionally, Cleco may be subject to conditions following the closing of the Proposed Cleco Group Sale Transaction, which may materially impact its business.

The pendency of the Proposed Cleco Group Sale Transaction may subject Cleco to business uncertainties and contractual restrictions that could adversely affect its operations and financial results.
Uncertainty regarding the outcome of the Proposed Cleco Group Sale Transaction may disrupt Cleco’s operations and business plans. Matters relating to the Proposed Cleco Group Sale Transaction may place a significant burden on management, employees, and internal resources that could otherwise be devoted to other business opportunities. In addition, the equity purchase agreement may restrict Cleco and its subsidiaries, without the consent of Stonepeak and Bernhard Capital Partners, from taking certain actions outside the ordinary course of business prior to the completion of the Proposed Cleco Group Sale Transaction or termination of the agreement. These restrictions could affect Cleco’s ability to pursue business opportunities or make strategic changes and could adversely affect its results of operations, financial condition and cash flows.

Uncertainty resulting from the Proposed Cleco Group Sale Transaction could adversely affect employee retention and relationships with other stakeholders.
Uncertainty about the effects of the Proposed Cleco Group Sale Transaction on employees, customers, regulators, vendors, and other business partners may adversely affect Cleco. Employee retention and recruitment may be particularly challenging while the Proposed Cleco Group Sale Transaction remains pending, as employees may experience uncertainty regarding their future roles. In addition, customers, vendors, or other counterparties may seek to change existing business relationships as a result of the Proposed Cleco Group Sale Transaction. The loss of key personnel or deterioration of stakeholder relationships could materially and adversely affect Cleco’s results of operations, financial condition and cash flows.

Litigation or regulatory proceedings relating to the Proposed Cleco Group Sale Transaction could delay or prevent completion of the Proposed Cleco Group Sale Transaction.
Cleco could become subject to litigation or regulatory proceedings arising out of or relating to the Proposed Cleco Group Sale Transaction or the equity purchase agreement. Such proceedings could result in additional costs, could delay the completion of the Proposed Cleco Group Sale Transaction, or could result in the Proposed Cleco Group Sale Transaction not being completed on the terms contemplated or at all.

Strategic Review and Goodwill Impairment Considerations

Cleco’s shareholder group has entered into an agreement to sell the equity interests of Cleco Group. Future developments in this process could result in an impairment of the Cleco Power reporting unit.
Cleco’s shareholder group has entered into an agreement to sell the equity interests of Cleco Group, the parent entity of Cleco Holdings and Cleco Power. The transaction may not be consummated on the terms or timeline currently contemplated,

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q
or at all. In addition, the evaluation of goodwill requires significant judgment and is sensitive to changes in market participant assumptions, including estimates of future cash flows, regulatory outcomes, market conditions, and other factors affecting Cleco’s operations. Future adverse changes in these assumptions or in business, regulatory, or economic conditions could result in a determination that the fair value of the Cleco Power reporting unit is less than its carrying value. If such circumstances occur, Cleco could be required to record a goodwill impairment charge in future periods, which could be material.

Data Center and Large-Load Customer Development

Cleco’s growth strategy involves entering into various agreements with large-load customers, such as data center developers, which introduces material risks that could impair profitability, capital structure, and long-term objectives.
While agreements with large-load customers are structured to mitigate risk through developer funding of infrastructure, Cleco faces regulatory uncertainty regarding whether the LPSC will consistently approve these cost-allocation methodologies.
Though Cleco can take steps to provide contractual protection, Cleco may be exposed to counterparty risk.
In addition, the scale of these projects could introduce operational and capital risk and volatility. Cleco may be required to incur capital costs to plan, engineer, procure, or otherwise prepare its system to serve large‑load customers prior to receiving final approval from the LPSC, and if such approval is not obtained, Cleco may be at risk for recovery of those costs. All large capital projects also present risk of execution and are subject to the LPSC’s prudency review process.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1	Form of Tenth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2026, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
10.2	Fourth Amendment to Cleco Corporation Deferred Compensation Plan, effective March 20, 2026
10.3
Term Loan Agreement, dated as of April 24, 2026, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2026)

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.1	Form of Tenth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2026, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2026 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: May 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: May 12, 2026