Form 10-Q
period 2026-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2026-08-07
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Or
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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement, which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia
Acadia Power Partners, LLC, previously a wholly owned subsidiary of Cleco Midstream Resources LLC (a wholly owned subsidiary of Cleco Holdings). Acadia Power Partners, LLC was dissolved effective August 29, 2014

Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
CCR	Coal combustion residuals or by-products
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIAC	Contributions in Aid of Construction
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group to the Cleco Cajun Purchasers on June 1, 2024, in accordance with the Cleco Cajun Divestiture Purchase and Sale Agreement
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DESRI	D.E. Shaw Renewable Investments, a company that develops, owns, and operates utility-scale renewable energy projects in the U.S.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of the Dolet Hills mine and the Oxbow mine
Dolet Hills Power Station	A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in May 2027. Cleco Power had a 50% ownership interest in the facility.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
Entergy Gulf States	Entergy Gulf States Louisiana, LLC

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERAS	Expedited Resource Addition Study
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
IICR	Infrastructure and Incremental Costs Recovery Rider
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
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

SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, previously a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 50-MW waste-heat steam generating unit located in Franklin, Louisiana
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

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, data center contracts, and performance metrics related to data center contracts, which could be affected by any of the factors discussed herein,
•the risk of impairment charges, including goodwill impairments, and changes in the carrying value of assets resulting from the Proposed Cleco Group Sale Transaction, strategic actions, market conditions, or changes in valuation assumptions,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its strategic initiatives,
•changes to federal income tax laws, energy tax credits, regulations, administrative guidance, judicial decisions, legal challenges, or the interpretation and implementation of the OBBBA, Executive Order 14315, and related federal policies,
•legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects,
•failure to achieve or demonstrate progress toward GHG reduction targets and other sustainability objectives, as well as increased scrutiny related to carbon emissions and climate-related matters,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry, geographic, and customer concentrations of Cleco’s counterparties, suppliers, and customers, including potential concentrations associated with large-load customers and data center contracts,
•volatility, market disruptions, or reduced liquidity in wholesale energy and fuel markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings, other contingencies, and settlements,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Operating revenue
Electric operations	$312,390	$289,652	$615,244	$559,594
Other operations	29,856	32,109	60,935	57,411
Operating revenue, net	342,246	321,761	676,179	617,005
Operating expenses
Fuel used for electric generation	83,738	51,066	175,938	106,580
Purchased power	24,401	50,930	56,542	86,125
Other operations and maintenance	70,142	62,525	140,990	122,583
Depreciation and amortization	53,572	53,205	105,594	103,115
Taxes other than income taxes	17,414	14,378	33,682	29,969
Total operating expenses	249,267	232,104	512,746	448,372
Operating income	92,979	89,657	163,433	168,633
Interest income	4,799	4,032	10,371	11,165
AFUDC - equity funds	1,144	902	2,763	1,434
Other income, net	5,663	971	6,585	120
Interest charges
Interest charges, net	41,616	38,644	82,645	75,822
AFUDC - borrowed funds	(372)	(993)	(934)	(1,750)
Total interest charges	41,244	37,651	81,711	74,072
Income before income taxes	63,341	57,911	101,441	107,280
Federal and state income tax expense	13,293	10,014	21,291	19,071
Net income	50,048	47,897	80,150	88,209

Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $85, $130, $170, and $259, respectively)	(251)	(381)	(502)	(763)
Total other comprehensive loss, net of income tax	(251)	(381)	(502)	(763)
Comprehensive income, net of tax	$49,797	$47,516	$79,648	$87,446
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Assets
Current assets
Cash and cash equivalents	$227,461	$171,056
Restricted cash and cash equivalents	25,314	33,865
Customer accounts receivable (less allowance for credit losses of $1,716 in 2026 and $1,275 in 2025)	55,206	53,053
Accounts receivable - affiliate	1,797	768
Receivable - Cleco Cajun Divestiture	—	108,445
Other accounts receivable	50,127	67,920
Unbilled revenue	55,292	47,453
Fuel inventory, at average cost	90,573	84,951
Materials and supplies, at average cost	208,321	183,085
Energy risk management assets	10,888	7,965
Accumulated deferred fuel	30,242	22,910
Cash surrender value of company/trust-owned life insurance policies	69,179	65,393
Prepayments	66,600	66,400
Regulatory assets	33,937	45,452
Other current assets	5,970	1,088
Total current assets	930,907	959,804
Property, plant, and equipment
Property, plant, and equipment	5,430,708	5,269,550
Accumulated depreciation	(1,292,670)	(1,212,093)
Net property, plant, and equipment	4,138,038	4,057,457
Construction work in progress	166,035	180,798
Total property, plant, and equipment, net	4,304,073	4,238,255
Goodwill	1,490,797	1,490,797
Prepayments	30,138	18,334
Operating lease right of use assets	11,584	12,858
Restricted cash and cash equivalents	142,812	138,369
Regulatory assets - deferred taxes, net	37,974	35,311
Regulatory assets	303,356	302,713
Intangible asset - Storm Recovery Property	363,214	370,329
Intangible asset - Energy Transition Property	287,662	290,901
Intangible asset - other	6,635	7,008
Energy risk management assets	1,474	—
Other deferred charges	13,453	10,485
Total assets	$7,924,079	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$25,000	$—
Long-term debt due within one year	305,628	614,826
Accounts payable	142,064	145,639
Accounts payable - affiliate	42,257	36,166
Customer deposits	55,364	58,787
Provision for customer refund	20,796	20,900
Taxes payable	66,139	19,059
Interest accrued	29,040	22,019
Energy risk management liabilities	8,544	11,835
Regulatory liabilities	7,681	10,199
Deferred compensation	2,005	19,377
Postretirement benefit obligations	21,487	27,506
Energy transition reserve	4,655	10,730
Other current liabilities	25,503	36,953
Total current liabilities	756,163	1,033,996
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	809,415	808,647
Postretirement benefit obligations	141,155	145,215
Regulatory liabilities	—	1,500
Energy transition reserve	32,173	27,630
Storm reserve, net	59,578	69,440
Deferred compensation	18,247	—
AROs	16,175	11,544
Operating lease liabilities	9,642	10,788
Energy risk management liabilities	2,577	—
CIAC	95,514	33,116
Credit deposits	4,400	4,400
Other deferred credits	18,281	32,218
Total long-term liabilities and deferred credits	1,207,157	1,144,498
Long-term debt, net	2,851,685	2,667,244
Total liabilities	4,815,005	4,845,738
Commitments and contingencies (Note 12)
Member’s equity	3,109,074	3,029,426
Total liabilities and member’s equity	$7,924,079	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026		2025
Operating activities
Net income	$80,150		$88,209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,338		107,028
Provision for credit losses	1,443		382
Unearned compensation expense	17,886		11,656
AFUDC - equity funds	(2,763)		(1,434)
Deferred income taxes	(1,725)		26,456
Cash surrender value of company/trust-owned life insurance	(4,992)		(1,165)
Changes in assets and liabilities
Accounts receivable	(11,357)		(14,127)
Accounts receivable, affiliate	(1,028)		(3,813)
Unbilled revenue	(7,839)		(6,556)
Fuel inventory and materials and supplies	(30,858)		(22,844)
Prepayments	(14,205)		(20,181)
Accounts payable	(3,931)		(925)
Accounts payable - affiliate	6,091		(124)
Customer deposits	(3,355)		760
Postretirement benefit obligations	(10,752)		(19,624)
Regulatory assets and liabilities, net	4,681		(11,522)
AROs	(3,301)		(1,205)
Deferred fuel recoveries	(6,585)		(19,872)
Other deferred accounts	(11,546)		(4,967)
Taxes accrued	46,618		16,426
Interest accrued	7,022		4,354
Energy risk management assets and liabilities, net	—		(8,466)
Accumulated storm restoration costs	(10,201)		(9,909)
Incentive compensation payable	(28,838)		(35,496)
Other operating	(9,090)		(5,995)
Net cash provided by operating activities	110,863		67,046
Investing activities
Additions to property, plant, and equipment	(177,673)		(141,470)
CIAC receipts	110,737		1,236
CIAC refunds	(9,375)		(3,074)
Proceeds from sale of discontinued operations	113,046		—
Return of investment in company/trust-owned life insurance	1,684		—
Other investing	707		703
Net cash provided by (used in) investing activities	39,126		(142,605)
Financing activities
Draws on revolving credit facilities	130,000		145,000
Payments on revolving credit facilities	(105,000)		(130,000)
Issuances of long-term debt	249,525		305,000
Repayment of long-term debt	(371,957)		(183,135)
Payment of financing costs	(260)		(5,311)
Credit deposit receipts	1,000		—
Credit deposit refunds	(1,000)		(7,000)
Net cash (used in) provided by financing activities	(97,692)		124,554
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	52,297		48,995
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	343,290	(1)	162,883
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$395,587	(2)	$211,878
(1) Includes cash and cash equivalents of $171,056, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,369.
(2) Includes cash and cash equivalents of $227,461, current restricted cash and cash equivalents of $25,314, and non-current restricted cash and cash equivalents of $142,812.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025
Supplementary cash flow information
Interest paid, net of amount capitalized	$71,680	$67,675
Income taxes (refunded) paid, net	$(5,164)	$3,959
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$21,462	$12,495
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2026				FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,454,276	$614,734	$(9,733)	$3,059,277	$2,454,276	$584,632	$(9,482)	$3,029,426
Net income	—	50,048	—	50,048	—	80,150	—	80,150
Other comprehensive loss, net of tax	—	—	(251)	(251)	—	—	(502)	(502)
Balances, end of period	$2,454,276	$664,782	$(9,984)	$3,109,074	$2,454,276	$664,782	$(9,984)	$3,109,074

	FOR THE THREE MONTHS ENDED JUNE 30, 2025				FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,454,276	$429,734	$(3,066)	$2,880,944	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	47,897	—	47,897	—	88,209	—	88,209
Other comprehensive loss, net of tax	—	—	(381)	(381)	—	—	(763)	(763)
Balances, end of period	$2,454,276	$477,631	$(3,447)	$2,928,460	$2,454,276	$477,631	$(3,447)	$2,928,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Operating revenue
Electric operations	$312,576	$289,838	$615,616	$559,966
Other operations	29,852	30,381	60,930	53,837
Affiliate revenue	245	245	491	490
Operating revenue, net	342,673	320,464	677,037	614,293
Operating expenses
Fuel used for electric generation	83,738	51,066	175,938	106,580
Purchased power	24,401	50,930	56,542	86,125
Other operations and maintenance	70,401	62,611	141,220	120,517
Depreciation and amortization	51,428	51,048	101,287	98,831
Taxes other than income taxes	16,513	13,825	32,653	29,443
Total operating expenses	246,481	229,480	507,640	441,496
Operating income	96,192	90,984	169,397	172,797
Interest income	2,644	1,435	5,376	6,026
AFUDC - equity funds	1,144	902	2,763	1,434
Other income, net	2,343	642	3,828	291
Interest charges
Interest charges, net	30,161	27,242	60,397	53,684
AFUDC - borrowed funds	(372)	(993)	(934)	(1,750)
Total interest charges	29,789	26,249	59,463	51,934
Income before income taxes	72,534	67,714	121,901	128,614
Federal and state income tax expense	15,503	12,563	26,057	24,446
Net income	57,031	55,151	95,844	104,168

Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $88, $52, $177, and $104, respectively)	259	154	520	309
Amortization of interest rate derivatives to earnings (net of tax expense of $22, $22, $43, and $44, respectively)	65	63	129	127
Total other comprehensive income, net of income tax	324	217	649	436
Comprehensive income, net of tax	$57,355	$55,368	$96,493	$104,604
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Assets
Utility plant and equipment
Property, plant, and equipment	$6,544,153	$6,386,051
Accumulated depreciation	(2,571,074)	(2,497,667)
Net property, plant, and equipment	3,973,079	3,888,384
Construction work in progress	164,040	179,825
Total utility plant and equipment, net	4,137,119	4,068,209
Current assets
Cash and cash equivalents	220,802	162,660
Restricted cash and cash equivalents	25,314	33,865
Customer accounts receivable (less allowance for credit losses of $1,716 in 2026 and $1,275 in 2025)	55,206	53,053
Accounts receivable - affiliate	1,081	9
Other accounts receivable	49,696	67,449
Unbilled revenue	55,292	47,453
Fuel inventory, at average cost	90,573	84,951
Materials and supplies, at average cost	208,321	183,085
Energy risk management assets	10,888	7,965
Accumulated deferred fuel	30,242	22,910
Cash surrender value of company-owned life insurance policies	6,921	7,813
Prepayments	62,852	60,702
Regulatory assets	26,408	37,923
Other current assets	2,435	353
Total current assets	846,031	770,191
Operating lease right of use assets	11,584	12,858
Restricted cash and cash equivalents	142,786	138,344
Prepayments	29,302	16,935
Regulatory assets - deferred taxes, net	37,974	35,311
Regulatory assets	218,308	212,762
Intangible asset - Storm Recovery Property	363,214	370,329
Intangible asset - Energy Transition Property	287,662	290,901
Energy risk management assets	1,474	—
Other deferred charges	12,896	9,832
Total assets	$6,088,350	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Liabilities and member’s equity
Member’s equity	$2,359,220	$2,262,727
Long-term debt, net	1,873,946	1,935,516
Total capitalization	4,233,166	4,198,243
Current liabilities
Long-term debt due within one year	305,628	254,943
Accounts payable	135,416	135,050
Accounts payable - affiliate	9,966	13,038
Customer deposits	55,364	58,787
Provision for customer refund	20,796	20,900
Taxes payable	85,597	28,454
Interest accrued	22,975	13,891
Energy risk management liabilities	8,544	11,835
Regulatory liabilities	7,681	10,199
Postretirement benefit obligations	16,511	22,530
Energy transition reserve	4,655	10,730
Other current liabilities	17,216	25,414
Total current liabilities	690,349	605,771
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	846,574	849,724
Postretirement benefit obligations	83,709	87,090
Regulatory liabilities	—	1,500
Energy transition reserve	32,173	27,630
Storm reserve	59,578	69,440
AROs	15,871	11,172
Operating lease liabilities	9,642	10,788
Energy risk management liabilities	2,577	—
CIAC	95,514	33,116
Credit deposits	4,400	4,400
Other deferred credits	14,797	26,798
Total long-term liabilities and deferred credits	1,164,835	1,121,658
Total liabilities and member’s equity	$6,088,350	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025
Operating activities
Net income	$95,844	$104,168
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	104,108	101,824
Provision for credit losses	1,443	382
Unearned compensation expense	9,508	9,139
AFUDC - equity funds	(2,763)	(1,434)
Deferred income taxes	(6,033)	22,719
Cash surrender value of company-owned life insurance	(1,860)	(212)
Changes in assets and liabilities
Accounts receivable	(6,798)	(14,418)
Accounts receivable - affiliate	(1,531)	(194)
Unbilled revenue	(7,839)	(6,556)
Fuel inventory and materials and supplies	(30,858)	(22,844)
Prepayments	(16,717)	(19,739)
Accounts payable	(2,149)	447
Accounts payable - affiliate	(3,047)	(664)
Customer deposits	(3,355)	760
Postretirement benefit obligations	(8,244)	(18,269)
Regulatory assets and liabilities, net	3,687	(12,516)
AROs	(3,225)	(1,205)
Deferred fuel recoveries	(6,585)	(19,872)
Other deferred accounts	(11,156)	97
Taxes accrued	55,946	26,438
Interest accrued	9,085	4,293
Energy risk management assets and liabilities, net	—	(8,466)
Accumulated storm restoration costs	(10,201)	(9,909)
Incentive compensation payable	(14,029)	(18,278)
Other operating	(4,360)	(5,544)
Net cash provided by operating activities	138,871	110,147
Investing activities
Additions to property, plant, and equipment	(176,498)	(141,430)
CIAC receipts	110,737	1,236
CIAC refunds	(9,375)	(3,074)
Return of investment in company-owned life insurance	1,684	—
Other investing	707	703
Net cash used in investing activities	(72,745)	(142,565)
Financing activities
Draws on revolving credit facility	—	105,000
Payments on revolving credit facility	—	(130,000)
Issuances of long-term debt	—	305,000
Repayment of long-term debt	(11,957)	(183,135)
Payment of financing costs	(136)	(5,311)
Credit deposit receipts	1,000	—
Credit deposit refunds	(1,000)	(7,000)
Net cash (used in) provided by financing activities	(12,093)	84,554

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026		2025
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	54,033		52,136
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	334,869	(1)	156,101
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$388,902	(2)	$208,237
Supplementary cash flow information
Interest paid, net of amount capitalized	$48,122		$46,347
Income taxes paid, net	$1,079		$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$21,442		$12,477
(1) Includes cash and cash equivalents of $162,660, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,344.
(2) Includes cash and cash equivalents of $220,802, current restricted cash and cash equivalents of $25,314, and non-current restricted cash and cash equivalents of $142,786.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30, 2026			FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,314,420	$(12,555)	$2,301,865	$2,275,607	$(12,880)	$2,262,727
Net income	57,031	—	57,031	95,844	—	95,844
Other comprehensive income, net of tax	—	324	324	—	649	649
Balances, end of period	$2,371,451	$(12,231)	$2,359,220	$2,371,451	$(12,231)	$2,359,220

	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, beginning of period	$2,166,523	$(9,880)	$2,156,643	$2,117,506	$(10,099)	$2,107,407
Net income	55,151	—	55,151	104,168	—	104,168
Other comprehensive income, net of tax	—	217	217	—	436	436
Balances, end of period	$2,221,674	$(9,663)	$2,212,011	$2,221,674	$(9,663)	$2,212,011
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Revenue Recognition	Cleco and Cleco Power
Note 4	Regulatory Matters	Cleco and Cleco Power
Note 5	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 6	Derivative Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Segment Disclosures	Cleco
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets	Cleco and Cleco Power
Note 15	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 16	Equity Purchase Agreement	Cleco

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
Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$20,659	$23,135
Energy transition costs	4,655	10,730
Total current	25,314	33,865
Non-current
Energy transition costs	31,929	29,492
Future storm restoration costs	110,857	108,852
Total non-current	142,786	138,344
Total restricted cash and cash equivalents	$168,100	$172,209

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Cleco’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Total Cleco Power restricted cash and cash equivalents	$168,100	$172,209
Non-current
Diversified Lands’ mitigation escrow	26	25
Total Cleco restricted cash and cash equivalents	$168,126	$172,234

In December 2025, management submitted a request to the LPSC seeking an amendment to the originally approved order to permit withdrawals from the storm reserve for operations and maintenance-related storm costs. The request also included approval to withdraw approximately $13.1 million of operations and maintenance costs related to the remaining 2024 and prior storms and wildfire costs. At June 30, 2026, Cleco Power had $49.1 million of accumulated storm restoration costs that were probable of recovery from the storm reserve, pending approval by the LPSC. On July 8, 2026, Cleco Power filed an amended request seeking authorization to withdraw both capital and operations and maintenance storm restoration costs, including carrying charges. On July 13, 2026, the LPSC approved the withdrawal of substantially all requested storm restoration costs from the storm reserve, including both capital and operations and maintenance costs and related carrying charges, with the exception of costs associated with the 2023 wildfires. For more information about these accumulated storm restoration costs, see Note 4 — “Regulatory Matters — Ratemaking — Regulatory Assets and Liabilities— Storm Reserve.”

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
In July 2022, Cleco Power entered into a long-term agreement with DESRI, a third party, to purchase the output and associated attributes of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana. Cleco Power expects to begin receiving output from this facility by the end of 2026. In January 2025, MAM, through the investment funds it manages, completed a significant minority investment in DESRI, establishing DESRI as a related party to Cleco Power.
As of June 30, 2026, the project remains in development. Cleco Power has not made any payments or capital expenditures to DESRI and had no amounts due to or from DESRI under the agreement. Cleco Power will disclose and quantify any future financial activity with DESRI under the agreement as it occurs.
In December 2025, Cleco Power entered into a cost reimbursement agreement on an arm’s-length basis with a data center developer, who is a related party through MAM. On April 20, 2026, Cleco Power executed an electric service agreement with this data center developer. The electric service agreement includes additional credit support, including a substantial letter of credit in favor of Cleco Power, designed to ensure recovery of applicable costs and limit exposure to Cleco Power's other customers. As of June 30, 2026, Cleco Power had billed the customer $69.1 million under these agreements. Amounts received under the cost reimbursement agreement are recorded as CIAC on Cleco’s and Cleco Power’s Balance Sheets and are being used to fund construction costs associated with the project. As of June 30, 2026, no receivable was outstanding, and no amounts had been drawn under the related letter of credit.

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
Cleco’s credit losses at June 30, 2026, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2026			FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,279	$1,638	$2,917	$1,275	$1,638	$2,913
Current period provision	1,023	—	1,023	1,443	—	1,443
Charge-offs	(807)	—	(807)	(1,516)	—	(1,516)
Recovery	221	—	221	514	—	514
Balances, June 30, 2026	$1,716	$1,638	$3,354	$1,716	$1,638	$3,354

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$845	$1,638	$2,483	$1,337	$1,638	$2,975
Current period provision	476	—	476	381	—	381
Charge-offs	(688)	—	(688)	(1,350)	—	(1,350)
Recovery	212	—	212	477	—	477
Balances, June 30, 2025	$845	$1,638	$2,483	$845	$1,638	$2,483

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,279	$1,275
Current period provision	1,023	1,443
Charge-offs	(807)	(1,516)
Recovery	221	514
Balances, June 30, 2026	$1,716	$1,716

	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$845	$1,337
Current period provision	476	381
Charge-offs	(688)	(1,350)
Recovery	212	477
Balances, June 30, 2025	$845	$845

Note 2 — Recent Authoritative Guidance
The following FASB accounting standards have been issued but were not yet adopted by the Registrants as of June 30, 2026. Unless otherwise noted, the Registrants are currently evaluating the adoption method and do not expect these standards to have a material impact on their consolidated financial statements. The Registrants also evaluated other recently issued accounting standards and concluded that they are not expected to have a significant effect on the financial reporting of the Registrants.
In September 2025, FASB issued guidance to change the capitalization criteria concerning software costs. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted at the beginning of a fiscal year. This update may be applied either prospectively, a modified approach that is based on the project status, or retrospectively.
In May 2026, FASB issued guidance to provide recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted at the beginning of a fiscal year. The adoption of this update is required using the retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings.

Note 3 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and six months ended June 30, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$138,212		$—		$—	$138,212
Commercial(1)	90,273		—		—	90,273
Industrial(1)	58,101		—		—	58,101
Other retail(1)	4,839		—		—	4,839
Total retail revenue	291,425		—		—	291,425
Wholesale, net	17,288	(1)	(186)	(2)	—	17,102
Transmission	11,127		—		—	11,127
Other	4,519		—		—	4,519
Affiliate(3)	245		20,335		(20,580)	—
Total revenue from contracts with customers	324,604		20,149		(20,580)	324,173
Revenue unrelated to contracts with customers
Securitization	14,182		—		—	14,182
Other	3,887	(4)	4		—	3,891
Total revenue unrelated to contracts with customers	18,069		4		—	18,073
Operating revenue, net	$342,673		$20,153		$(20,580)	$342,246
(1) Includes fuel recovery revenue.
(2) Amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Primarily represents realized gains associated with FTRs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$131,252		$—		$—	$131,252
Commercial(1)	85,209		—		—	85,209
Industrial(1)	47,816		—		—	47,816
Other retail(1)	4,715		—		—	4,715
Total retail revenue	268,992		—		—	268,992
Wholesale, net	17,756	(1)	(186)	(2)	—	17,570
Transmission	10,112		—		—	10,112
Other	4,289		—		(10)	4,279
Affiliate(3)	245		16,594		(16,839)	—
Total revenue from contracts with customers	301,394		16,408		(16,849)	300,953
Revenue unrelated to contracts with customers
Securitization	15,981		—		—	15,981
Other	3,089	(4)	1,738	(5)	—	4,827
Total revenue unrelated to contracts with customers	19,070		1,738		—	20,808
Operating revenue, net	$320,464		$18,146		$(16,849)	$321,761
(1) Includes fuel recovery revenue.
(2) Amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$256,236		$—		$—	$256,236
Commercial(1)	179,588		—		—	179,588
Industrial(1)	117,474		—		—	117,474
Other retail(1)	9,619		—		—	9,619
Total retail revenue	562,917		—		—	562,917
Wholesale, net	45,806	(1)	(372)	(2)	—	45,434
Transmission, net	24,155		—		—	24,155
Other	9,189		—		—	9,189
Affiliate(3)	491		39,897		(40,388)	—
Total revenue from contracts with customers	642,558		39,525		(40,388)	641,695
Revenue unrelated to contracts with customers
Securitization	27,538		—		—	27,538
Other	6,941	(4)	5		—	6,946
Total revenue unrelated to contracts with customers	34,479		5		—	34,484
Operating revenue, net	$677,037		$39,530		$(40,388)	$676,179
(1) Includes fuel recovery revenue.
(2) Amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Primarily represents realized gains associated with FTRs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$245,906		$—		$—	$245,906
Commercial(1)	166,313		—		—	166,313
Industrial(1)	95,844		—		—	95,844
Other retail(1)	9,223		—		—	9,223
Total retail revenue	517,286		—		—	517,286
Wholesale, net	38,620	(1)	(372)	(2)	—	38,248
Transmission, net	21,036		—		—	21,036
Other	8,836		—		(19)	8,817
Affiliate(3)	490		37,425		(37,915)	—
Total revenue from contracts with customers	586,268		37,053		(37,934)	585,387
Revenue unrelated to contracts with customers
Securitization	23,965		—		—	23,965
Other	4,060	(4)	3,593	(5)	—	7,653
Total revenue unrelated to contracts with customers	28,025		3,593		—	31,618
Operating revenue, net	$614,293		$40,646		$(37,934)	$617,005
(1) Includes fuel recovery revenue.
(2) Amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement.
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

Note 4 — Regulatory Matters

Ratemaking
Cleco Power is subject to rate regulation by the LPSC for retail electric rates and FERC for certain wholesale rates. As a result of this regulation, Cleco Power records regulatory assets for costs expected to be recovered from customers and regulatory liabilities for amounts expected to be refunded to customers or collected for future costs through rates. Recovery and refund of these amounts are determined through established regulatory mechanisms, including base rates, riders, and other regulatory approvals.

FRP
Effective July 1, 2024, and as approved by the LPSC under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. On June 23, 2026, Cleco Power filed an application with the LPSC for a new FRP, with anticipated rates being effective July 1, 2027.
The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. On October 31, 2025, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2025, indicating no refund to Cleco Power’s retail customers. The LPSC Staff has issued a draft report indicating no refund and no material findings, and management anticipates approval of the report by the end of the third quarter of 2026.

Wholesale Rates
Wholesale customers are charged market-based rates that are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2023 and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026.

Regulatory Assets and Liabilities
The effects of rate regulation on Cleco Power’s financial statements include regulatory assets and liabilities expected to be recovered from, or refunded to, customers through the ratemaking process. These amounts are recorded based on regulatory approvals, established regulatory precedent, and management’s ongoing assessment that recovery or refund is probable.
Under the current regulatory environment, Cleco Power estimates its regulatory assets are probable of full recovery. If future regulatory changes result in recovery of these regulatory assets no longer being probable, Cleco Power would be required to write down the portion of such assets determined not to be recoverable. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation could require Cleco Power to discontinue the application of authoritative guidance for regulated operations.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Regulatory assets generally earn a return consistent with their ratemaking treatment; however, Accumulated deferred fuel, AROs, and financing costs do not earn a return. The following table summarizes Cleco Power's regulatory assets and liabilities:

Cleco Power
			REMAINING AMORTIZATION PERIOD (YRS.)
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Regulatory assets
Acadia Unit 1 acquisition costs	$1,437	$1,490	13.5
Accumulated deferred fuel	30,242	22,910	Various(1)
Affordability study	6,892	7,581	5
AFUDC equity gross-up	52,639	54,188	Various(1)
AROs(2)	24,084	21,370
COVID-19 executive order	1,409	2,113	1
Deferred taxes, net	37,974	35,311	Various(1)
Dolet Hills carrying charge	—	2,957
Financing costs	5,162	5,347	Various(1)
Interest costs	2,338	2,463	Various(1)
Madison Unit 3 property taxes	16,653	15,350	Various(1)
Non-service cost of postretirement benefits	13,025	13,204	Various(1)
Northlake Transmission Agreement	1,571	4,587	Various(1)
Postretirement costs	51,451	51,451	Various(1)
Production operations and maintenance expenses	14,421	14,809	Various(1)
Rodemacher Unit 2 deferred costs(2)	40,141	35,655
Solar development costs(2)	2,122	2,122
Training costs	5,229	5,306	33.5
Residential revenue decoupling	1,196	—	Various(1)
Other	4,946	10,692	Various(1)
Total regulatory assets	312,932	308,906
Regulatory liabilities
Deferred taxes, net	(6,368)	(6,368)	Various(1)
Energy transition reserve(2)	(36,828)	(38,360)
Interest earned on energy transition reserve	(1,313)	(831)	Various(1)
Residential revenue decoupling	—	(4,500)	Various(1)
Storm reserve	(59,578)	(69,440)
Total regulatory liabilities	(104,087)	(119,499)
Total regulatory assets, net	$208,845	$189,407
(1) For more information on the recovery/refund period, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 6 — Regulatory Assets and Liabilities” for the disclosures for each specific regulatory asset or liability in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2) Assets (liabilities) currently not in a recovery or refund period.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Total Cleco Power regulatory assets, net	$208,845	$189,407
2016 Merger adjustments(1)
Fair value of long-term debt	78,962	82,553
Postretirement costs	4,479	5,473
Financing costs	5,701	5,873
Debt issuance costs	3,435	3,581
Total Cleco regulatory assets, net	$301,422	$286,887
(1) Cleco’s regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Storm Reserve
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. The following table summarizes the components of the storm reserve included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUN. 30, 2026	AT DEC. 31, 2025
Storm reserve	$108,670	$107,214
Accumulated unreimbursed storm restoration costs	(49,092)	(37,774)
Storm reserve, net	$59,578	$69,440

The $11.3 million increase in accumulated storm restoration costs was primarily due to costs associated with a January 2026 severe winter storm.

Other Regulatory Matters

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

Other Deferred Costs
Cleco Power defers other costs that are pending management’s assessment of the appropriate accounting and ratemaking treatment. These costs may be recovered, reclassified, or expensed depending on the applicable regulatory or ratemaking treatment, including any required regulatory approval. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At June 30, 2026, and December 31, 2025, Cleco and Cleco Power had $5.1 million and $0.9 million, respectively, recorded for these other costs.

Note 5 — Fair Value Accounting Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Cleco utilizes a three-tier fair value hierarchy that prioritizes inputs that may be used to measure fair value. The

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Asset description
Level 1 - Short-term investments	$386,116	$334,353
Level 2 - Natural gas derivatives	3,928	2,452
Level 3 - FTRs	8,434	5,513
Total assets	$398,478	$342,318
Liability description
Level 2 - Natural gas derivatives	$10,890	$10,890
Level 3 - FTRs	231	945
Total liabilities	$11,121	$11,835

Cleco Power
FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Asset description
Level 1 - Short-term investments	$379,690	$326,128
Level 2 - Natural gas derivatives	3,928	2,452
Level 3 - FTRs	8,434	5,513
Total assets	$392,052	$334,093
Liability description
Level 2 - Natural gas derivatives	$10,890	$10,890
Level 3 - FTRs	231	945
Total liabilities	$11,121	$11,835

Cleco applied its Level 2 and Level 3 fair value techniques consistently between comparative fiscal periods. During the six months ended June 30, 2026, and the year ended December 31, 2025, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At June 30, 2026, and December 31, 2025, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$217,990	$162,282
Current restricted cash and cash equivalents	25,314	33,702
Non-current restricted cash and cash equivalents	142,812	138,369
Total short-term investments	$386,116	$334,353

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$211,590	$154,082
Current restricted cash and cash equivalents	25,314	33,702
Non-current restricted cash and cash equivalents	142,786	138,344
Total short-term investments	$379,690	$326,128

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Balances, beginning of period	$882	$450	$4,568	$1,828
Realized gains	1,880	—	612	—
Unrealized gains*	577	55	577	55
Purchases	8,753	6,487	8,779	6,489
Sales	(385)	—	(846)	—
Settlements	(3,504)	(1,206)	(5,487)	(2,586)
Balances, end of period	$8,203	$5,786	$8,203	$5,786
* Unrealized gains are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

Cleco and Cleco Power measure the fair value of FTRs using MISO auction pricing, with the per‑MWh forward price for each FTR position representing the significant unobservable input used in the valuation. The following table quantifies the significant unobservable input used in developing the fair value of Cleco's and Cleco Power's Level 3 FTR positions at June 30, 2026, and December 31, 2025:

	FAIR VALUE		INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES	LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
At June 30, 2026	$8,434	$231	$(0.07)	$9.18	$0.57
At Dec. 31, 2025	$5,513	$945	$(6.78)	$6.46	$0.79
(1) The low and high amounts represent the lowest and highest per‑MWh forward prices for individual FTR positions.
(2) The weighted average represents the average per‑MWh forward price, weighted based on the volume of the underlying FTR positions.

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
Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,175,005	$3,023,926	$3,300,793	$3,179,215
* The carrying value of long-term debt does not include deferred issuance costs of $17.3 million at June 30, 2026, and $18.3 million at December 31, 2025.

Cleco Power
	AT JUNE 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,196,479	$2,193,395	$2,208,240	$2,232,569
* The carrying value of long-term debt does not include deferred issuance costs of $16.5 million at June 30, 2026, and $17.4 million at December 31, 2025.

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
At June 30, 2026, and December 31, 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.
When Cleco enters into financial or physical commodity transactions with market participants, or commitments to build facilities to serve customers, it may be exposed to counterparty credit risk. To mitigate this risk, Cleco enters into long-form contracts and master agreements with counterparties. These agreements address the potential for credit default and include provisions for collateralization above prenegotiated thresholds. Under these agreements, counterparties are required to post margin to secure their obligations. To mitigate counterparty risk for customer-related projects, Cleco requires either collateral (in the form of cash or letters of credit) or CIAC. Cash collateral is held until it is either returned to the counterparty or applied in the event of a default. CIAC is applied to active construction projects as reimbursement for Cleco’s incurred costs.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
At both June 30, 2026, and December 31, 2025, Cleco held cash collateral of $4.4 million recorded in Credit deposits on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At June 30, 2026, and December 31, 2025, Cleco held CIAC of $95.5 million and $33.1 million, respectively, that was recorded in CIAC on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. The increase in CIAC was primarily attributable to amounts received under agreements with a large data center customer.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At June 30, 2026, and December 31, 2025, there were no fair value amounts offset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
The following table presents the fair values of derivative instruments and their related line item classifications as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025:

(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs
Current
Energy risk management assets	$8,434	$5,513
Energy risk management liabilities	(231)	(945)
Natural gas derivatives
Current
Energy risk management assets	2,454	2,452
Energy risk management liabilities	(8,313)	(10,890)
Non-current
Energy risk management assets	1,474	—
Energy risk management liabilities	(2,577)	—
Commodity-related contracts, net	$1,241	$(3,870)

The following table presents the effect of derivatives not designated as hedging instruments and their related line item classifications on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Commodity contracts
FTRs
Electric operations	$3,863	$3,100	$6,894	$4,135
Purchased power	(351)	(2,522)	(1,406)	(3,124)
Natural gas derivatives(1)
Fuel used for electric generation	5,470	(1,162)	4,548	(2,100)
Total	$8,982	$(584)	$10,036	$(1,089)
(1) Realized gains and losses related to natural gas derivatives are recorded in Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and recovered from customers through the FAC. For the three and six months ended June 30, 2026, and 2025, Cleco and Cleco Power had no unrecovered realized gains (losses) recorded in Accumulated deferred fuel.

The following table presents the unrealized gains (losses) of derivatives not designated as hedging instruments for the three and six months ended June 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Commodity contracts
FTRs
Unrealized gains*	$577	$55	$577	$55
Natural gas derivatives
Unrealized losses*	(1,632)	(12,087)	(1,186)	(4,735)
Total	$(1,055)	$(12,032)	$(609)	$(4,680)
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table presents the volume of commodity-related derivative contracts outstanding at June 30, 2026, and December 31, 2025, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT JUNE 30, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs	MWh	14,338	5,755
Natural gas derivatives	MMBtus	56,061	36,825

Note 7 — Debt
Cleco Power’s total long-term debt due within one year as of June 30, 2026, and December 31, 2025, was as follows:

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Senior notes, 3.47%	$130,000	$130,000
Senior notes, 5.96%	100,000	100,000
Senior notes, 4.33%	50,000	—
Cleco Securitization I storm recovery bonds, 4.016%	16,015	15,699
Cleco Securitization II energy transition bonds, 4.680%	9,761	9,513
Long-term debt due within one year	305,776	255,212
Unamortized debt issuance costs	(148)	(269)
Long-term debt due within one year, net	$305,628	$254,943

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Cleco’s total long-term debt due within one year as of June 30, 2026, and December 31, 2025, was as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Total Cleco Power long-term debt due within one year, net	$305,628	$254,943
Senior notes, 3.743%	—	360,000
Long-term debt due within one year	305,628	614,943
Unamortized debt issuance costs	—	(117)
Long-term debt due within one year, net	$305,628	$614,826

On April 24, 2026, Cleco Holdings entered into a $250.0 million term loan agreement that matures on April 24, 2028. The borrowing costs under the term loan agreement are equal to SOFR plus 1.50% or ABR plus 0.50%.
On May 1, 2026, Cleco Holdings repaid its $360.0 million 3.743% senior notes using proceeds from the $250.0 million term loan entered into on April 24, 2026, and a supplemental draw on its revolving credit facility.

Note 8 — Pension Plan and Employee Benefits
Cleco maintains retirement and other postretirement benefit programs for its eligible employees and retirees, consisting of a non-contributory, defined benefit pension plan, Other Benefits, SERP, and a defined contribution 401(k) Plan. For the defined benefit plans (pension, Other Benefits, and SERP), service costs are included in Other operations and maintenance and the non-service components of net periodic benefit cost are included in Other income (expense), net within Cleco's and Cleco Power's Condensed Consolidated Statements of Income and Comprehensive Income.

Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2025, management estimates that $61.2 million in pension contributions will be required through 2030, of which $15.6 million is required in 2026. For the six months ended June 30, 2026, and 2025, Cleco made $8.4 million and $16.5 million, respectively, of required contribution payments to the pension plan. In July 2026, Cleco made a $3.6 million payment toward its 2026 contribution requirement.
The components of net periodic pension cost for the three and six months ended June 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Components of periodic benefit costs
Service cost	$899	$966	$1,798	$1,933
Non-service cost
Interest cost	6,777	6,776	13,554	13,553
Expected return on plan assets	(7,976)	(8,291)	(15,951)	(16,584)
Net periodic benefit credit	$(300)	$(549)	$(599)	$(1,098)

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The net periodic pension cost related to Cleco's other subsidiaries for the three and six months ended June 30, 2026, was $0.2 million and $0.5 million, respectively, and for the three and six months ended June 30, 2025, was $0.2 million and $0.5 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at June 30, 2026, and December 31, 2025, were as follows:

(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current	$10,753	$16,772
Non-current	$40,506	$43,487

Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The components of net periodic Other Benefits cost for the three and six months ended June 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Components of periodic benefit costs
Service cost	$439	$395	$878	$789
Non-service cost
Interest cost	608	586	1,217	1,171
Amortizations
Prior period service cost	179	—	358	—
Net loss	65	73	129	148
Net periodic benefit cost	$1,291	$1,054	$2,582	$2,108

Cleco Holdings is the plan sponsor for the Other Benefits plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. Other Benefits expense recognized in Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026, was $1.2 million and $2.4 million, respectively, and for the three and six months ended June 30, 2025, was $1.0 million and $2.0 million, respectively.
The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2026, and December 31, 2025, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current	$5,753	$5,753
Non-current	$42,629	$43,080

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current	$4,896	$4,896
Non-current	$33,121	$33,457

SERP
SERP is a non-qualified, non-contributory, defined benefit plan for certain executive officers designated as participants. Cleco does not fund the SERP liability and pays benefits from general funds; however, Cleco has purchased life insurance on certain participants to provide a source of funding. The assets associated with these policies are held in a trust and may be used to reimburse Cleco for benefits paid or to fund future benefit obligations.
The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Components of periodic benefit costs
Service cost	$11	$14	$23	$29
Non-service cost
Interest cost	847	864	1,694	1,727
Amortizations
Prior period service credit	(48)	(54)	(96)	(107)
Net gain	(34)	(35)	(70)	(70)
Net periodic benefit cost	$776	$789	$1,551	$1,579

Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. SERP expense recognized in Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026, was $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2025, was $0.1 million and $0.2 million, respectively.
The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2026, and December 31, 2025, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current	$4,981	$4,981
Non-current	$58,020	$58,648

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Current	$862	$862
Non-current	$10,082	$10,146
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
401(k) Plan expense	$2,508	$2,062	$5,481	$4,971

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2026, and 2025 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
401(k) Plan expense	$465	$397	$1,159	$1,103

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2026, and 2025:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Effective tax rate	21.0%	17.3%	21.0%	17.8%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Effective tax rate	21.4%	18.6%	21.4%	19.0%

For Cleco and Cleco Power, the effective income tax rates for the three and six months ended June 30, 2026, and 2025, were different than the federal statutory rate primarily due to the amortization of excess accumulated deferred income tax, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.

Income Tax Audits
Cleco Group participates in the IRS’s Compliance Assurance Process program in which tax positions are examined and agreed upon prior to filing the federal tax return. The Compliance Assurance Process program allows the IRS to establish a low risk of non-compliance, and at its discretion, may reduce the level of its review based on complexity and the number of issues found. Cleco Group's application has been accepted into the Compliance Assurance Process program for the 2022 through 2024 tax years, and the statute of limitations remains open for those tax years.
The state income tax years 2022 through 2024 remain subject to examination by the Louisiana Department of Revenue.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statements of Income and Comprehensive Income. For both the three and six months ended June 30, 2026, and 2025, no penalties were recognized.

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
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segment. Management evaluates the performance of Cleco’s segment and allocates resources to it based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. Depreciation and amortization in the following tables includes amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

Segment Information
FOR THE THREE MONTHS ENDED JUNE 30, 2026 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$212,608
Fuel cost recovery revenue(1)	99,968
Other operations	29,852
Affiliate revenue	245
Operating revenue, net	$342,673
Less:
Recoverable fuel and purchased power(1)	$99,720
Non-recoverable fuel and purchased power	8,419
Other operations and maintenance(2)	70,401
Taxes other than income taxes	16,513
Other segment items(3)	(3,487)
EBITDA	$151,107
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $23.2 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, royalty income, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED JUNE 30, 2026 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$212,608	$(186)		$—	$212,422
Fuel cost recovery revenue	99,968	—		—	99,968
Other operations	29,852	4		—	29,856
Affiliate revenue	245	20,335		(20,580)	—
Operating revenue, net	$342,673	$20,153		$(20,580)	$342,246
Depreciation and amortization	$51,428	$2,330	(1)	$—	$53,758
Interest income	$2,644	$2,254		$(99)	$4,799
Interest charges	$29,789	$11,554		$(99)	$41,244
Federal and state income tax expense (benefit)	$15,503	$(2,210)		$—	$13,293
Net income (loss)	$57,031	$(6,983)		$—	$50,048
(1) Includes $0.2 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$190,821
Fuel cost recovery revenue(1)	99,017
Other operations	30,381
Affiliate revenue	245
Operating revenue, net	$320,464
Less:
Recoverable fuel and purchased power(1)	99,001
Non-recoverable fuel and purchased power	2,995
Other operations and maintenance(2)	62,611
Taxes other than income taxes	13,825
Other segment items(3)	(1,544)
EBITDA	$143,576
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $23.5 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$190,821	$(186)		$—	$190,635
Fuel cost recovery revenue	99,017	—		—	99,017
Other operations	30,381	1,738		(10)	32,109
Affiliate revenue	245	16,594		(16,839)	—
Operating revenue, net	$320,464	$18,146		$(16,849)	$321,761
Depreciation and amortization	$51,048	$2,343	(1)	$—	$53,391
Interest income	$1,435	$2,657		$(60)	$4,032
Interest charges	$26,249	$11,461		$(59)	$37,651
Federal and state income tax expense (benefit)	$12,563	$(2,549)		$—	$10,014
Net income (loss)	$55,151	$(7,254)		$—	$47,897
(1) Includes $0.2 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger.

Segment Information
FOR THE SIX MONTHS ENDED JUNE 30, 2026 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$397,944
Fuel cost recovery revenue(1)	217,672
Other operations	60,930
Affiliate revenue	491
Operating revenue, net	$677,037
Less:
Recoverable fuel and purchased power(1)	$217,597
Non-recoverable fuel and purchased power	14,883
Other operations and maintenance(2)	141,220
Taxes other than income taxes	32,653
Other segment items(3)	(6,591)
EBITDA	$277,275
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $47.9 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, royalty income, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2026 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$397,944	$(372)		$—	$397,572
Fuel cost recovery revenue	217,672	—		—	217,672
Other operations	60,930	5		—	60,935
Affiliate revenue	491	39,897		(40,388)	—
Operating revenue, net	$677,037	$39,530		$(40,388)	$676,179
Depreciation and amortization	$101,287	$4,680	(2)	$(1)	$105,966
Interest income	$5,376	$5,132		$(137)	$10,371
Interest charges	$59,463	$22,386		$(138)	$81,711
Federal and state income tax expense (benefit)	$26,057	$(4,766)		$—	$21,291
Net income (loss)	$95,844	$(15,694)		$—	$80,150
Additions to property, plant, and equipment	$176,498	$1,175		$—	$177,673
Equity investment in investees(1)	$1,916	$(918,952)		$918,952	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$7,579,147	$(509,310)		$854,242	$7,924,079
(1) Balances as of June 30, 2026. (2) Includes $0.4 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER
Revenue
Base revenue	$373,407
Fuel cost recovery revenue(1)	186,559
Other operations	53,837
Affiliate revenue	490
Operating revenue, net	$614,293
Less:
Recoverable fuel and purchased power(1)	186,561
Non-recoverable fuel and purchased power	6,144
Other operations and maintenance(2)	120,517
Taxes other than income taxes	29,443
Other segment items(3)	(1,725)
EBITDA	$273,353
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Includes administrative and general expenses of $46.3 million.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, and changes in the cash surrender value of life insurance policies.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$373,407	$(372)		$—	$373,035
Fuel cost recovery revenue	186,559	—		—	186,559
Other operations	53,837	3,593		(19)	57,411
Affiliate revenue	490	37,425		(37,915)	—
Operating revenue, net	$614,293	$40,646		$(37,934)	$617,005
Depreciation and amortization	$98,831	$4,656	(1)	$—	$103,487
Interest income	$6,026	$5,362		$(223)	$11,165
Interest charges	$51,934	$22,361		$(223)	$74,072
Federal and state income tax expense (benefit)	$24,446	$(5,375)		$—	$19,071
Net income (loss)	$104,168	$(15,959)		$—	$88,209
Additions to property, plant, and equipment	$141,430	$40		$—	$141,470
Equity investment in investees(2)	$1,916	$(918,952)		$918,952	$1,916
Goodwill(2)	$1,490,797	$—		$—	$1,490,797
Total segment assets(2)	$7,416,469	$(397,107)		$855,802	$7,875,164
(1) Includes $0.4 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger. (2) Balances at December 31, 2025.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Net income	$50,048	$47,897	$80,150	$88,209
Add: Depreciation and amortization	53,758	53,391	105,966	103,487
Less: Interest income	4,799	4,032	10,371	11,165
Add: Interest charges	41,244	37,651	81,711	74,072
Add: Federal and state income tax expense	13,293	10,014	21,291	19,071
Add: Other corporate costs and noncash items(1)	(2,437)	(1,345)	(1,472)	(321)
Total segment EBITDA	$151,107	$143,576	$277,275	$273,353
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 11 — Variable Interest Entities
A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or whose equity holders lack the characteristics of a controlling financial interest. Cleco and Cleco Power evaluate their interests in these entities and consolidate any VIE for which they have a controlling financial interest. Otherwise, the interest is accounted for under the equity method or other applicable guidance.

Securitization Entities
Cleco Securitization I and Cleco Securitization II are special-purpose, wholly owned subsidiaries of Cleco Power that were formed to acquire Storm Recovery Property and Energy Transition Property, respectively, from Cleco Power and to issue securitization bonds collateralized by such property. Cleco Securitization I's and Cleco Securitization II's assets cannot be used to settle Cleco Power's obligations, and the holders of their respective bonds have no recourse against
Cleco Power. Because their equity at risk is not sufficient to finance their activities without the issuance of the securitization bonds, these entities are considered VIEs.
Cleco Power, as the sole equity member, controls each entity’s management and directs the activities that most significantly impact their economic performance. The rights of the bondholders are limited to protective provisions. Through its equity ownership, Cleco Power has the obligation to absorb losses associated with its equity investment, while bondholders are entitled to scheduled principal and interest payments. Cleco Power's role as servicer and administrator does not create an additional variable interest. Accordingly, management has determined that Cleco Power is the primary beneficiary of each entity, and Cleco Securitization I and Cleco Securitization II are consolidated in Cleco’s and Cleco Power’s financial statements.
The following table summarizes the impact of Cleco Securitization I and Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

	CLECO SECURITIZATION I		CLECO SECURITIZATION II
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025	AT JUNE 30, 2026	AT DEC. 31, 2025
Restricted cash	$14,228	$15,791	$6,431	$7,345
Accounts receivable - affiliate	3,502	2,996	2,978	2,131
Intangible asset	363,214	370,329	287,662	290,901
Total assets	$380,944	$389,116	$297,071	$300,377
Long-term debt due within one year	$16,014	$15,699	$9,761	$9,513
Accounts payable	—	—	—	12
Accounts payable - affiliate	217	115	32	32
Interest accrued	5,682	5,795	1,277	1,291
Long-term debt, net	356,873	365,349	283,703	287,232
Total liabilities	378,786	386,958	294,773	298,080
Member’s equity	2,158	2,158	2,298	2,297
Total liabilities and member’s equity	$380,944	$389,116	$297,071	$300,377

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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
Cleco Power is currently participating in a fuel audit related to its FAC filings for the period 2023 through 2025. Total fuel costs for this period were $890.6 million. Cleco Power’s FAC filings for January 2026 and thereafter remain subject to audit.

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
In May 2025, the LPSC established the Louisiana Energy Efficiency Program (LEEP). LEEP incorporates aspects of the previous programs with revised rules and modifications, including the ability to recover lost revenues from reduced electricity sales, that were formally approved by the LPSC on August 20, 2025. LEEP permits the recovery of certain costs associated with implementing energy efficiency programs through an Energy Efficiency Rate Rider. The recovery of these costs will be subject to audit by the LPSC, conducted at the conclusion of every two program years. LEEP launched on January 1, 2026, and new energy efficiency rates went into effect on June 1, 2026.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2026, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $4.8 million and $4.7 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted obligations to be incurred by DHLC, primarily for reclamation obligations. As of June 30, 2026, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement expires after 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
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

Other Commitments and Contingencies
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
Cleco also has commitments and obligations associated with environmental matters, including regulatory review of certain coal combustion residuals facilities. Cleco Power's completed demonstration for the Rodemacher Unit 2 ash disposal facility remains subject to pending technical review and approval by the EPA or other applicable regulatory authorities.
In August 2026, Cleco received a claim from a joint owner of a Cleco-operated generation facility asserting that Cleco may be liable for certain damages to the joint owner's property. Cleco has not completed its investigation into the cause of the alleged damage. Based on currently available information, Cleco does not believe a loss is probable, although a loss is reasonably possible. Because Cleco's assessment of the cause remains ongoing, and the matter is at a preliminary stage, Cleco is unable to estimate the amount or range of any reasonably possible loss. Cleco intends to evaluate and respond to the claim and will continue to assess the matter as additional information becomes available.

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

Note 13 — Affiliate Transactions
Cleco Holdings has balances that are payable to or due from its affiliate, Cleco Group. The following table is a summary of those balances:

	AT JUNE 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Group	$1,797	$42,257	$768	$36,166

Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$1,081	$408	$9	$137
Support Group	—	9,558	—	12,152
Total	$1,081	$9,966	$9	$12,289

Note 14 — Intangible Assets

Securitized Intangible Assets
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. On March 12, 2025, Cleco Securitization II acquired the Energy Transition Property from Cleco Power for a purchase price of $301.9 million. The Storm Recovery Property and the Energy Transition Property are both classified as securitized intangible assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These securitized intangible assets are being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. At the end of their lives, these securitized intangible assets will have no residual value. Amortization expense is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income.
The following table presents the amortization expense of the securitized intangible assets recognized in Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Amortization expense
Storm Recovery Property	$3,585	$3,081	$7,115	$6,420
Energy Transition Property	2,079	3,265	3,239	3,265
Total	$5,664	$6,346	$10,354	$9,685

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Storm Recovery Property	$415,593	$415,593
Energy Transition Property	299,338	299,338
Total securitized intangible assets carrying value	714,931	714,931
Accumulated amortization	(64,055)	(53,701)
Net securitized intangible assets subject to amortization	$650,876	$661,230

Other Intangible Asset
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At June 30, 2026, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization expense is recorded in Electric operations on Cleco’s Condensed Consolidated Statements of Income and Comprehensive Income.
For both the three months ended June 30, 2026, and 2025, Cleco had $0.2 million of amortization expense related to the power supply agreement recorded. For both the six months ended June 30, 2026, and 2025, Cleco had $0.4 million of amortization expense related to the power supply agreement recorded.

The following table summarizes the balance of the other intangible asset subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Power supply agreement	$14,238	$14,238
Accumulated amortization	(7,603)	(7,230)
Net other intangible asset subject to amortization	$6,635	$7,008

Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are presented as a component of member’s equity on Cleco's and Cleco Power's Condensed Consolidated Balance Sheets and are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(9,733)	$(9,482)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(251)	(502)
Balances, June 30, 2026	$(9,984)	$(9,984)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(3,066)	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(381)	(763)
Balances, June 30, 2025	$(3,447)	$(3,447)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2026			FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,233)	$(4,322)	$(12,555)	$(8,494)	$(4,386)	$(12,880)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	259	—	259	520	—	520
Reclassification of net loss to interest charges	—	65	65	—	129	129
Balances, June 30, 2026	$(7,974)	$(4,257)	$(12,231)	$(7,974)	$(4,257)	$(12,231)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025			FOR THE SIX MONTHS ENDED JUNE 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,302)	$(4,578)	$(9,880)	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	154	—	154	309	—	309
Reclassification of net loss to interest charges	—	63	63	—	127	127
Balances, June 30, 2025	$(5,148)	$(4,515)	$(9,663)	$(5,148)	$(4,515)	$(9,663)

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

Note 16 — Equity Purchase Agreement
The Proposed Cleco Group Sale Transaction is subject to customary closing conditions, including receipt of required regulatory approvals, including approvals from the LPSC and FERC, and the expiration or termination of applicable waiting periods under the HSR Act. In addition, pending consummation of the Proposed Cleco Group Sale Transaction, the equity purchase agreement generally requires Cleco Partners to cause Cleco to operate in the ordinary course of business consistent with past practice and restricts Cleco from taking certain actions with respect to its business without the consent of Stonepeak and Bernhard Capital Partners. Cleco filed an application with the LPSC seeking approval of the sale on June 16, 2026.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2026, and 2025.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its operations through its principal business segment, Cleco Power. Cleco Power is a regulated electric utility that owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 298,000 customers in Louisiana through its retail business while also supplying wholesale power within the state.
Cleco’s business of generating, transmitting, distributing, and selling electricity is influenced by numerous factors, including growth in customer demand, particularly from large commercial and industrial customers; the ability to safely and reliably operate and maintain its generation, transmission, and distribution systems; and the ability to manage costs while operating within the MISO market and evolving regulatory environment.
Additional factors affecting Cleco Power include regulatory outcomes and cost recovery mechanisms, including future base rate proceedings; execution of grid modernization, reliability, and resiliency initiatives; generation planning and resource adequacy requirements; recovery of costs associated with severe weather events and infrastructure investments; compliance with increasingly stringent environmental, cybersecurity, and other regulatory requirements; and the ability to meet changing customer energy needs.
Cleco’s current and near-term areas of focus include supporting continued customer load growth, maintaining system reliability, advancing generation and transmission planning, and executing strategic capital investments designed to support long-term customer and stakeholder needs, and the proposed Cleco Group sale transaction. These and other significant events and strategic initiatives impacting Cleco and Cleco Power are discussed below.

Equity Purchase Agreement
On April 24, 2026, Cleco Partners entered into an equity purchase agreement to sell Cleco Group to Stonepeak and Bernhard Capital Partners. For more information on this transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Equity Purchase Agreement .”

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
On June 23, 2026, Cleco Power filed an application with the LPSC for its next base rate case, with anticipated new rates to be effective July 1, 2027. This filing addresses Cleco Power’s cost structure, capital investments, and evolving customer needs, including those related to grid modernization, renewable integration, and electrification initiatives.

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

Generation Planning
Cleco Power is participating in MISO’s ERAS process, and continues to evaluate generation planning alternatives to support future reliability and capacity needs. ERAS provides an expedited interconnection path for certain generation resources, while MISO's Definitive Planning Phase (DPP), remains the primary interconnection process for most projects.
Cleco Power’s ability to meet future reliability and capacity requirements may be affected by the timing, cost, and outcome of MISO’s interconnection processes, anticipated load growth from large-scale commercial and industrial customers, including data center developments, and financial commitments required for ERAS participation.
Cleco Power continues to monitor these developments and evaluate available options. There can be no assurance that participation in ERAS or DPP will result in favorable outcomes, and delays, cost increases, or other changes could affect Cleco Power’s long-term resource planning, resource adequacy, and capital investment decisions.

Decarbonization Initiatives
Management is considering the most economically viable decarbonization strategies and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating units.

Renewable and Electrification Initiatives
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto
Parish, Louisiana and owned by DESRI. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco Power’s transmission grid. Cleco Power currently expects the commercial operation date to begin by the end of 2026, subject to satisfaction of applicable conditions and project milestones.
Cleco Power is evaluating potential future resources to diversify its generation portfolio as part of its IRP process and is engaging with customers to assess demand for potential renewable energy offerings. For more information about Cleco Power’s IRP, see “— Financial Condition — Regulatory and Other Matters — IRP.”
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, infrastructure for light duty electric vehicles and forklifts, and electric vehicle charging sites, among others. These initiatives are in various stages of evaluation and development and may be subject to future regulatory approval.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project provides savings through a reduction in outage restoration time and improved operational efficiencies. The project also improves safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $111.4 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of June 30, 2026, Cleco Power has spent $92.7 million on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. Phase I of the plan, as approved by the LPSC in November 2025, includes approximately $200.0 million of project investments to be completed over five years. Effective January 1, 2026, Cleco Power began collecting revenues under the LPSC-approved Grid Resiliency Rate Rider, which provides for contemporaneous recovery of prudently incurred costs associated with Phase I, subject to a semi-annual true-up and prudency review by the LPSC. Management anticipates that costs incurred under future phases of the grid resiliency plan will continue to be recovered through this mechanism..

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Large Load Growth Initiatives
Cleco Power is supporting long-term load growth associated with increasing demand from large-load customers, including data centers, driven predominately by the expansion of artificial intelligence and related digital infrastructure. Cleco Power has executed arrangements related to a data center project within its service territory and continues to evaluate additional opportunities to serve large-load customers, including potential increases in contracted load and opportunities with other prospective customers.
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
On April 20, 2026, Cleco Power executed an electric service agreement with a data center developer in connection with a project under development that is intended to serve a future large-load customer. Electric service is expected to commence in 2027 and increase over time as the project progresses, subject to certain conditions, including required regulatory approvals, and is expected to support approximately 430 MW of load. To support the anticipated load, Cleco Power also entered into related power supply and commercial agreements, including a capacity power purchase agreement with a third party, subject to applicable regulatory and other approvals. On July 1, 2026, Cleco Power filed an application with the LPSC seeking approval of the project. The electric service agreement includes credit support, including a substantial letter of credit in favor of Cleco Power, and other contractual protections, including customer responsibility for costs associated with the capacity power purchase agreement, designed to ensure recovery of applicable costs and limit exposure to Cleco Power's other customers. In addition, the electric service agreement includes termination and cancellation payment provisions that provide further protection to Cleco in the event the project does not proceed as planned.

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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2026, and 2025
	FOR THE THREE MONTHS ENDED JUNE 30,					FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO POWER			OTHER SEGMENTS	CLECO	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	2026	2025	VARIANCE*	VARIANCE*	VARIANCE*	2026	2025	VARIANCE*	VARIANCE*	VARIANCE*
Operating revenue
Base	$212,608	$190,821	$21,787	$—	$21,787	$397,944	$373,407	$24,537	$—	$24,537
Fuel cost and purchased power recovery	99,968	99,017	951	—	951	217,672	186,559	31,113	—	31,113
Other operations	29,852	30,381	(529)	(1,724)	(2,253)	60,930	53,837	7,093	(3,569)	3,524
Affiliate revenue	245	245	—	—	—	491	490	1	(1)	—
Operating revenue, net	342,673	320,464	22,209	(1,724)	20,485	677,037	614,293	62,744	(3,570)	59,174
Operating expenses
Recoverable fuel and purchased power	99,720	99,001	(719)	—	(719)	217,597	186,561	(31,036)	—	(31,036)
Non-recoverable fuel and purchased power	8,419	2,995	(5,424)	—	(5,424)	14,883	6,144	(8,739)	—	(8,739)
Other operations and maintenance	70,401	62,611	(7,790)	173	(7,617)	141,220	120,517	(20,703)	2,296	(18,407)
Depreciation and amortization	51,428	51,048	(380)	13	(367)	101,287	98,831	(2,456)	(23)	(2,479)
Taxes other than income taxes	16,513	13,825	(2,688)	(348)	(3,036)	32,653	29,443	(3,210)	(503)	(3,713)
Total operating expenses	246,481	229,480	(17,001)	(162)	(17,163)	507,640	441,496	(66,144)	1,770	(64,374)
Operating income	96,192	90,984	5,208	(1,886)	3,322	169,397	172,797	(3,400)	(1,800)	(5,200)
Interest income	2,644	1,435	1,209	(442)	767	5,376	6,026	(650)	(144)	(794)
AFUDC - equity funds	1,144	902	242	—	242	2,763	1,434	1,329	—	1,329
Other income, net	2,343	642	1,701	2,991	4,692	3,828	291	3,537	2,928	6,465
Interest charges	29,789	26,249	(3,540)	(53)	(3,593)	59,463	51,934	(7,529)	(110)	(7,639)
Federal and state income tax expense	15,503	12,563	(2,940)	(339)	(3,279)	26,057	24,446	(1,611)	(609)	(2,220)
Net income	$57,031	$55,151	$1,880	$271	$2,151	$95,844	$104,168	$(8,324)	$265	$(8,059)
* Favorable/(Unfavorable)

Summary of Consolidated Results
The changes in Cleco’s and Cleco Power’s results of operations are primarily attributable to the following:

Base
Base revenue increased $21.8 million for the three months ended June 30, 2026, primarily due to $16.8 million of higher retail rates, largely resulting from an increase in the IICR, which is adjusted annually, and $4.2 million of accrued revenue associated with residential revenue under-collections under the residential revenue decoupling mechanism during the current rate period.
Base revenue increased $24.5 million for the six months ended June 30, 2026, primarily due to $27.6 million of higher retail rates, largely resulting from an increase in the IICR, which is adjusted annually, and $4.2 million of accrued revenue associated with residential revenue under-collections under the residential revenue decoupling mechanism during the current rate period. These increases were partially offset by $5.9 million of lower usage due to milder weather and $4.1 million for the absence of the carrying charge on the related Dolet Hills regulatory asset.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	FAVORABLE/ (UNFAVORABLE)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$108,343	$99,080	9.3%	$190,662	$184,471	3.4%
Commercial	65,675	59,762	9.9%	129,361	121,667	6.3%
Industrial	33,571	26,903	24.8%	68,175	56,972	19.7%
Other retail	3,778	3,552	6.4%	7,353	7,069	4.0%
Total retail	211,367	189,297	11.7%	395,551	370,179	6.9%
Sales for resale	1,241	1,524	(18.6)%	2,393	3,228	(25.9)%
Total base revenue	$212,608	$190,821	11.4%	$397,944	$373,407	6.6%

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2026	2025	FAVORABLE/ (UNFAVORABLE)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	914	938	(2.6)%	1,718	1,817	(5.4)%
Commercial	702	701	0.1%	1,308	1,308	—%
Industrial	672	563	19.4%	1,285	1,101	16.7%
Other retail	29	31	(6.5)%	57	61	(6.6)%
Total retail	2,317	2,233	3.8%	4,368	4,287	1.9%
Sales for resale	29	92	(68.5)%	34	164	(79.3)%
Total retail and wholesale customer sales	2,346	2,325	0.9%	4,402	4,451	(1.1)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,					FOR THE SIX MONTHS ENDED JUNE 30,
				% CHANGE					% CHANGE
	2026	2025	NORMAL	PRIOR YEAR	NORMAL	2026	2025	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	*	*	*	*	*	700	893	888	(21.6)%	(21.2)%
Cooling degree-days	1,076	1,141	983	(5.7)%	9.5%	1,288	1,299	1,083	(0.8)%	18.9%
*Heating degree days are not presented for the three months ended June 30, 2026, and 2025 because heating-related weather conditions are generally not significant during the period.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. For the three and six months ended June 30, 2026, approximately 99.2% and 99.5%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three and six months ended June 30, 2026, were impacted primarily by higher natural gas costs as compared to the three and six months ended June 30, 2025.

Other Operations Revenue
Other operations revenue decreased $2.3 million for the three months ended June 30, 2026, primarily due to the absence of other service agreement revenue associated with the Cleco Cajun Divestiture.
Other operations revenue increased $3.5 million for the six months ended June 30, 2026, primarily due to $4.4 million of higher transmission revenue attributable to higher transmission rates and changes in transmission service arrangements and $3.6 million for higher securitization revenue at Cleco Power. These increases were partially offset by $3.6 million for the absence of other service agreement revenue associated with the Cleco Cajun Divestiture.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $5.4 million and $8.7 million for the three and six months ended June 30, 2026, respectively, primarily due to higher transmission costs associated with the regulatory treatment of certain purchased power costs in the Northlake service territory.

Other Operations and Maintenance
Other operations and maintenance expense increased $7.6 million for the three months ended June 30, 2026, primarily due to higher distribution right-of-way maintenance expenses.
Other operations and maintenance expense increased $18.4 million for the six months ended June 30, 2026, primarily due to $12.4 million of higher maintenance expense, largely from routine plant maintenance and distribution right-of-way maintenance expenses. Also contributing to the increase was $6.5 million of higher other operations expense, primarily due to higher generation and distribution operations expenses and higher general liability expenses, partially offset by lower outside service costs for information technology and consulting support.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.0 million and $3.7 million for the three and six months ended June 30, 2026, respectively, primarily due to higher property tax rates.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Other Income, Net
Other income, net increased $4.7 million and $6.5 million for the three and six months ended June 30, 2026, respectively, primarily due to higher royalty income and favorable market changes in the cash surrender value of company-owned life insurance policies.

Interest Charges
Interest charges increased $3.6 million for the three months ended June 30, 2026, primarily due to higher debt balances associated with Cleco Power’s $350.0 million senior notes issued in November 2025 and Cleco Holdings’ $250.0 million bank term loan entered into in April 2026. These increases were partially offset by the maturity of Cleco Holdings’ $360.0 million 3.743% senior notes in May 2026.
Interest charges increased $7.6 million for the six months ended June 30, 2026, primarily due to higher debt balances, including Cleco Power’s $350.0 million senior notes issued in November 2025, the energy transition bonds issued by Cleco Securitization II in March 2025, and Cleco Holdings’ $250.0 million bank term loan entered into in April 2026. These increases were partially offset by lower interest associated with Cleco Power debt repayments and maturities, lower interest on revolving credit facility borrowings, and the maturity of Cleco Holdings’ senior notes in May 2026.
Income Taxes
For more information on Cleco’s and Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three and six months ended June 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2026	2025	2026	2025
Net income	$57,031	$55,151	$95,844	$104,168
Add: Depreciation and amortization	51,428	51,048	101,287	98,831
Less: Interest income	2,644	1,435	5,376	6,026
Add: Interest charges	29,789	26,249	59,463	51,934
Add: Federal and state income tax expense	15,503	12,563	26,057	24,446
EBITDA	$151,107	$143,576	$277,275	$273,353

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditures not funded through operating cash flows depends on access to short- and long-term capital markets. Credit ratings are an important factor in maintaining that access and the associated cost of financing. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2026:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	A-	A-	A3	BBB+
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

On May 29, 2026, Fitch upgraded its rating for Cleco Power’s senior unsecured debt from BBB+ to A- and its corporate/long-term issuer rating from BBB to BBB+. Fitch revised its rating primarily due to Cleco Power’s strong financial performance following the completion of the securitization financing of Cleco Securitization II. Fitch also updated Cleco Power’s rating outlook from positive to stable.
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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

Working Capital and Debt
At June 30, 2026, and December 31, 2025, Cleco Power had a working capital surplus of $155.7 million and $164.4 million, respectively, resulting in a decrease of $8.7 million in working capital.
At June 30, 2026, and December 31, 2025, Cleco had a working capital surplus of $174.7 million and a working capital deficit of $74.2 million, respectively, resulting in an increase of $248.9 million in working capital.
The following table contains the working capital variances for the period ended June 30, 2026, and December 31, 2025.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025	VARIANCE(1)	VARIANCE(1)	VARIANCE(1)
Current assets
Cash and cash equivalents	$220,802	$162,660	$58,142	$(1,737)	$56,405
Restricted cash and cash equivalents	25,314	33,865	(8,551)	—	(8,551)
Customer accounts receivable	55,206	53,053	2,153	—	2,153
Accounts receivable - affiliate	1,081	9	1,072	(43)	1,029
Receivable - Cleco Cajun Divestiture	—	—	—	(108,445)	(108,445)
Other accounts receivable	49,696	67,449	(17,753)	(40)	(17,793)
Unbilled revenue	55,292	47,453	7,839	—	7,839
Fuel inventory, at average cost	90,573	84,951	5,622	—	5,622
Materials and supplies, at average cost	208,321	183,085	25,236	—	25,236
Energy risk management assets(2)	2,454	2,452	2	—	2
Accumulated deferred fuel(2)	30,819	25,711	5,108	—	5,108
Cash surrender value of company/trust-owned life insurance policies	6,921	7,813	(892)	4,678	3,786
Prepayments	62,852	60,702	2,150	(1,950)	200
Regulatory assets	26,408	37,923	(11,515)	—	(11,515)
Other current assets	2,435	353	2,082	2,800	4,882
Total current assets(2)	838,174	767,479	70,695	(104,737)	(34,042)
Current liabilities
Short-term debt	—	—	—	(25,000)	(25,000)
Long-term debt due within one year	305,628	254,943	(50,685)	359,883	309,198
Accounts payable(2)	127,790	133,283	5,493	3,941	9,434
Accounts payable - affiliate	9,966	13,038	3,072	(9,163)	(6,091)
Customer deposits	55,364	58,787	3,423	—	3,423
Provision for customer refund	20,796	20,900	104	—	104
Taxes payable	85,597	28,454	(57,143)	10,063	(47,080)
Interest accrued	22,975	13,891	(9,084)	2,063	(7,021)
Energy risk management liabilities(2)	8,313	10,890	2,577	—	2,577
Regulatory liabilities	7,681	10,199	2,518	—	2,518
Deferred compensation	—	—	—	17,372	17,372
Postretirement benefit obligations	16,511	22,530	6,019	—	6,019
Energy transition reserves	4,655	10,730	6,075	—	6,075
Other current liabilities	17,216	25,414	8,198	3,252	11,450
Total current liabilities(2)	682,492	603,059	(79,433)	362,411	282,978
Working capital surplus	$155,682	$164,420	$(8,738)	$257,674	$248,936

(1) Favorable/(Unfavorable)
(2) Energy risk management assets, Accumulated deferred fuel, Accounts payable, and Energy risk management liabilities do not include FTRs. FTR activity is not included in working capital.

Summary of Consolidated Results
The $248.9 million increase in Cleco’s working capital is primarily due to:

•a $309.2 million decrease in long-term debt due within one year primarily due to repayment of Cleco Holdings’ $360.0 million 3.743% senior notes at maturity, partially offset by the reclassification of Cleco Power’s $50.0 million senior notes to long-term debt due within one year. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt,”
•a $56.4 million increase in cash and cash equivalents,
•a $25.2 million increase in material and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs at Cleco Power,
•a $17.4 million decrease in deferred compensation primarily due to the reclassification of long-term deferred compensation,
•an $11.5 million decrease in other current liabilities primarily due to a Dolet Hills ARO adjustment and long-term incentive plan compensation payments in March 2026,
•a $9.4 million decrease in accounts payable primarily due to the settlement of contractor and information technology accruals, lower MISO accruals, and short-term incentive compensation payments in March 2026, partially offset by higher gas purchase accruals and reliability bonus accruals,
•a $7.8 million increase in unbilled revenue primarily due to higher customer usage resulting from warmer weather at the end of June 2026,
•a $6.1 million decrease in energy transition reserves primarily due to the changes in forecasted costs resulting in a reclassification of amounts to long-term,
•a $6.0 million decrease in postretirement benefit obligations primarily due to pension contributions paid in 2026, partially offset by interest and service costs,
•a $5.6 million increase in fuel inventory primarily due to higher petroleum coke and limestone inventory, partially offset by lower coal and natural gas inventory,
•a $5.1 million increase in accumulated deferred fuel primarily due to additional fuel cost deferrals through a fuel

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
surcharge related to the January 2026 winter storm and the settlement of option premiums, partially offset by the timing of collections at Cleco Power, and
•a $4.9 million increase in other current assets primarily due to an adjustment to long-term incentive compensation.

These increases in working capital were partially offset by:

•a $108.4 million decrease in the Cleco Cajun Divestiture receivable primarily due to the receipt of the remaining sale proceeds on May 29, 2026,
•a $47.1 million increase in taxes payable primarily due to higher federal and state income taxes and property tax accruals,
•a $25.0 million increase in short-term debt primarily due to borrowings on Cleco Holdings’ revolving credit facility,
•a $17.8 million decrease in other account receivable primarily due to lower customer reimbursement, pole attachment, and CIAC receivables, as well as the timing of collections from joint owners at Cleco Power, partially offset by higher MISO accruals,
•an $11.5 million decrease in regulatory assets primarily due to the amortization of the Dolet Hills carrying charge and Northlake transmission costs, and the reclassification of the Dolet Hills ARO regulatory asset for decommissioning to long-term,
•an $8.6 million decrease in restricted cash and cash equivalents,
•a $7.0 million increase in interest accrued primarily due to the timing of interest payments on long-term debt, and
•a $6.1 million increase in accounts payable - affiliate primarily due to a federal tax refund received at Cleco Holdings.

Debt
For more information on Cleco Power’s long-term debt due within one year, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”

Liquidity
The following tables present the total liquidity for Cleco and Cleco Power at June 30, 2026, and December 31, 2025:

Cleco
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$227,461	$171,056
Cleco Power revolving credit facility(1)	300,000	300,000
Cleco Holdings revolving credit facility	175,000	175,000
Less: Outstanding revolving draws	25,000	—
Total liquidity	$727,461	$646,056
(1) At June 30, 2026, and December 31, 2025, Cleco Power had no outstanding draws under its revolving credit facility.

Cleco Power
(THOUSANDS)	AT JUNE 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$220,802	$162,660
Revolving credit facility(1)	300,000	300,000
Total liquidity	$520,802	$462,660
(1) At June 30, 2026, and December 31, 2025, Cleco Power had no outstanding draws under its revolving credit facility.

Credit Facilities
At June 30, 2026, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $25.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At June 30, 2026, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2026, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At June 30, 2026, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2026, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Concentrations of Credit Risk
At June 30, 2026, and 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting Instruments — Concentrations of Credit Risk.”

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2026, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2026, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cleco - Cash Flows

Cash Flows Comparison for the Six Months Ended June 30, 2026, and 2025

	FOR THE SIX MONTHS ENDED JUNE 30,
		CLECO POWER				CLECO
(THOUSANDS)	2026	2025	VARIANCE	2026	2025	VARIANCE
Operating activities
Net income, adjusted for non-cash items(1)	$200,247	$236,586	$(36,339)	$199,337	$231,132	$(31,795)
Changes in assets and liabilities
Postretirement benefit obligations	(8,244)	(18,269)	10,025	(10,752)	(19,624)	8,872
Regulatory assets and liabilities, net	3,687	(12,516)	16,203	4,681	(11,522)	16,203
Deferred fuel recoveries	(6,585)	(19,872)	13,287	(6,585)	(19,872)	13,287
Taxes accrued	55,946	26,438	29,508	46,618	16,426	30,192
Other operating items with immaterial variances(2)	(106,180)	(102,220)	(3,960)	(122,436)	(129,494)	7,058
Net cash provided by operating activities	$138,871	$110,147	$28,724	$110,863	$67,046	$43,817
Investing activities
Additions to property, plant, and equipment	$(176,498)	$(141,430)	$(35,068)	$(177,673)	$(141,470)	$(36,203)
CIAC, net of refunds	101,362	(1,838)	103,200	101,362	(1,838)	103,200
Proceeds from the sale of discontinued operations	—	—	—	113,046	—	113,046
Other investing items with immaterial variances(2)	2,391	703	1,688	2,391	703	1,688
Net cash (used in) provided by investing activities	$(72,745)	$(142,565)	$69,820	$39,126	$(142,605)	$181,731
Financing activities
Draws on revolving credit facilities	$—	$105,000	$(105,000)	$130,000	$145,000	$(15,000)
Payments on revolving credit facilities	—	(130,000)	130,000	(105,000)	(130,000)	25,000
Issuances of long-term debt	—	305,000	(305,000)	249,525	305,000	(55,475)
Repayment of long-term debt	(11,957)	(183,135)	171,178	(371,957)	(183,135)	(188,822)
Other financing items with immaterial variances(2)	(136)	(12,311)	12,175	(260)	(12,311)	12,051
Net cash (used in) provided by financing activities	$(12,093)	$84,554	$(96,647)	$(97,692)	$124,554	$(222,246)
(1) Non-cash items primarily include depreciation and amortization, unearned compensation, AFUDC, deferred income taxes, and market-driven changes in the cash surrender value of company/trust-owned life insurance.
(2) For purposes of this analysis, management considered variances to be immaterial if they remained within plus or minus $10.0 million.

Summary of Consolidated Results

Net Operating Cash Flows
Net cash provided by operating activities increased primarily due to cash flows from net income, adjusted for non-cash items. This increase was primarily attributable to changes in net income and deferred income taxes. For more information on net income, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2026, and 2025 — Summary of Consolidated Results.” For more information on deferred income taxes, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes.”
Year-over-year changes in working capital accounts also materially impact the net cash provided by operating activities. For more information on these changes in working capital, see “— Working Capital.”

Net Investing Cash Flows
Net cash provided by investing activities increased primarily due to the receipt of the remaining sale proceeds from the Cleco Cajun Divestiture and higher CIAC, net of refunds. The increase in CIAC was driven primarily by transactions with a related party, as well as the timing of receipts and increased customer-funded construction activity. These increases were partially offset by higher additions to property, plant, and equipment, net of AFUDC.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
For more information on related party transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Related-Party Transactions.”

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
For information on Cleco Power’s FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Regulatory Matters — Ratemaking — FRP.”
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

Electric Reliability Organization (ERO)
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

IRP
Cleco Power continues to advance its integrated resource planning process to ensure it can meet forecasted customer demand on a reliable, economic, and sustainable basis. Following the filing of an interim IRP with the LPSC on September 5, 2025, and a subsequent request to initiate its next four-year IRP cycle on October 22, 2025, the LPSC approved Cleco Power's request to combine the two efforts into a single filing. Cleco Power is actively preparing the combined IRP, which is expected to be submitted to the LPSC in October 2026.

Service Quality Plan (SQP)
Cleco Power remains committed to maintaining strong performance in customer service, reliability, vegetation management, and other key operational areas historically governed by the SQP. While the LPSC-approved SQP expired in December 2020, Cleco Power has continued to adhere to the plan's principles and reporting practices. A proposed amended and extended SQP was submitted to the LPSC in October 2024; however, the proposal has not yet been finalized. Consequently, Cleco Power continued reporting under the framework of the prior SQP in its March 2026 filing. In connection with its 2027 rate case, Cleco Power has proposed a new SQP and remains engaged with the LPSC regarding its review and approval.

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

CRITICAL ACCOUNTING ESTIMATES
The preparation of Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to apply appropriate accounting policies and to make estimates and judgments that could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
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

Interest Rate Risk
Cleco monitors its mix of fixed- and variable-rate debt in response to changing market conditions and may periodically adjust that mix as appropriate, including by refinancing variable-rate borrowings with fixed-rate debt, or vice versa. Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period. For information regarding Cleco Holdings’ and Cleco Power’s revolving credit facilities, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Credit Facilities.”
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At June 30, 2026, Cleco Holdings had $25.0 million of short‑term debt outstanding under its revolving credit facility at an all‑in rate of 5.3689%. Each 1% increase in short‑term variable interest rate at Cleco Holdings would result in an increase in annualized pretax interest expense of approximately $0.3 million. Cleco Power had no amounts outstanding, and accordingly, a 1% increase in short‑term variable interest rates would have had no impact on pretax earnings on an annualized basis.
At June 30, 2026, Cleco Holdings had a $250.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.50% or ABR plus 0.50%, for an all-in interest rate of 5.1518%. Each 1% increase in the interest rate applicable to Cleco Holdings long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.5 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings at June 30, 2026, was 5.1210%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $2.8 million on an annualized basis.
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
During the six months ended June 30, 2026, Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. Cleco Power monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco Power uses a parametric risk modeling approach to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco Power’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2026			FOR THE SIX MONTHS ENDED JUNE 30, 2026
(THOUSANDS)	AT JUNE 30, 2026	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco Power	$6,457	$9,175	$6,425	$7,511	$12,607	$4,060	$7,225

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q
For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 5 — Fair Value Accounting Instruments” and “Note 6 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2026. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the additions and revisions of the risk factors disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Registrants, see the risk factors disclosed in the aforementioned report.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1	Amendment No. 1, dated as of July 23, 2026, to the Credit Agreement, dated May 17, 2024, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent
10.2	Amendment No. 1, dated as of July 23, 2026, to Term Loan Agreement, dated April 24, 2026, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent
10.3	Amendment No. 1, dated as of July 23, 2026, to the Credit Agreement, dated May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.3	Amendment No. 1, dated as of July 23, 2026, to the Credit Agreement, dated May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2026 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: August 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: August 7, 2026