Form 10-Q
period 2026-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2026-11-06
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement, which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIAC	Contributions in Aid of Construction
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group to the Cleco Cajun Purchasers on June 1, 2024, in accordance with the Cleco Cajun Divestiture Purchase and Sale Agreement
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power formed to purchase and own storm recovery property, to issue one or more series of storm recovery bonds, and to perform activities incidental thereto
Cleco Securitization II	Cleco Securitization II LLC, a special-purpose, wholly owned subsidiary of Cleco Power formed to purchase and own energy transition property, to issue the energy transition bonds in one or more tranches, and to perform activities incidental thereto
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DESRI	D.E. Shaw Renewable Investments, a company that develops, owns, and operates utility-scale renewable energy projects in the U.S.
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of the Dolet Hills mine and the Oxbow mine
Dolet Hills Power Station	A former power station in Mansfield, Louisiana that was retired on December 31, 2021. Demolition activities are currently underway and are expected to be completed in May 2027. Cleco Power had a 50% ownership interest in the facility.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Energy Transition Property	Energy Transition Property as defined in the financing order issued by the LPSC in November 2024, which includes the right to impose, bill, charge, collect, and receive energy transition charges from Cleco Power’s retail customers
EPA	U.S. Environmental Protection Agency
ERAS	Expedited Resource Addition Study
Executive Order 14315	Signed by the President on July 7, 2025, titled “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources”
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
IICR	Infrastructure and Incremental Costs Recovery Rider
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub	Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
OBBBA	Federal tax legislation enacted on July 4, 2025, and commonly referred to as the One Big Beautiful Bill Act
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Proposed Cleco Group Sale Transaction	Equity Purchase Agreement, dated as of April 24, 2026, by and among Cleco Partners, Stonepeak, and Bernhard Capital Partners by which Stonepeak and Bernhard Capital Partners have agreed to acquire all of the outstanding equity interests of Cleco Group
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
S&P	S&P Global Ratings, a division of S&P Global Inc., a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERC	SERC Reliability Corporation, a non-profit, member-based organization that works to ensure the reliability, adequacy, and critical infrastructure of the bulk power systems in a large portion of the southeastern and central U.S.
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, previously a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 50-MW waste-heat steam generating unit located in Franklin, Louisiana
Stonepeak and Bernhard Capital Partners	Private market investment firms focused on infrastructure and energy assets that have entered into an Equity Purchase Agreement with Cleco Partners to acquire all of the outstanding equity interests of Cleco Group
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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
◦the failure to obtain the required regulatory approval from the LPSC, or delays in obtaining such approval that could cause the parties to abandon the Proposed Cleco Group Sale Transaction;
◦the outcome of any legal or regulatory proceeding that may be instituted relating to the Proposed Cleco Group Sale Transaction;
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

•resolution of future rate cases, formula rate proceedings, and any negotiations, settlements, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including modifications resulting from changes in the interpretation thereof by the current presidential administration, present and potential environmental remediation costs, restrictions on emissions, potential impacts on Cleco Power’s generation resources, special rules relating to data centers, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment, including those related to infrastructure investments or service arrangements with data centers,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic impacts related to global conflicts and hostilities, as well as U.S. economic policies (including tariffs, retaliatory tariffs, trade policies, international agreements, and legal challenges to the same) and potential government shutdowns,
•the possibility of stranded costs with respect to assets that may be retired as a result of new legislation or regulations, technological advances, a shift in demand (including in relation to data center contracts), or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco Power’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco Power’s generation facilities, transmission and distribution systems, or other operations and may require Cleco Power to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco Power’s customer base, changes in customer demand, or in existing services, including significant changes in load associated with data center contracts,
•Cleco Power’s ability to timely develop and construct generation facilities necessary to meet customer demand, including risks associated with the availability, manufacturing schedules, transportation, pricing and delivery of generation equipment, such as turbines and other major power-generation equipment, labor shortages, permitting challenges, construction delays, and other supply chain disruptions,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid), including controlled outages at the direction of MISO,
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, including growth, expansion plans, data center contracts, and performance metrics related to data center contracts, which could be affected by any of the factors discussed herein,
•the risk of impairment charges, including goodwill impairments, and changes in the carrying value of assets resulting from the Proposed Cleco Group Sale Transaction, strategic actions, market conditions, or changes in valuation assumptions,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, partnerships, or other sources of project financing to execute its strategic initiatives,
•changes to federal income tax laws, energy tax credits, regulations, administrative guidance, judicial decisions, legal challenges, or the interpretation and implementation of the OBBBA, Executive Order 14315, and related federal policies,
•legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects that could affect the schedule, cost, or performance of such projects,
•failure to achieve or demonstrate progress toward GHG reduction targets and other sustainability objectives, as well as changes in regulatory requirements, stakeholders’ expectations, and market developments related to carbon emissions and climate-related matters,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry, geographic, and customer concentrations of Cleco’s counterparties, suppliers, and customers, including potential concentrations associated with large-load customers and data center contracts,
•volatility, market disruptions, or reduced liquidity in wholesale energy and fuel markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings, other contingencies, and settlements,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Operating revenue
Electric operations	$388,075	$371,356	$1,003,319	$930,950
Other operations	40,737	35,414	101,672	92,825
Operating revenue, net	428,812	406,770	1,104,991	1,023,775
Operating expenses
Fuel used for electric generation	105,428	119,113	281,366	225,693
Purchased power	35,478	28,574	92,020	114,699
Other operations and maintenance	68,114	67,572	209,105	190,152
Depreciation and amortization	58,609	54,466	164,203	157,581
Taxes other than income taxes	17,483	16,838	51,164	46,807
Total operating expenses	285,112	286,563	797,858	734,932
Operating income	143,700	120,207	307,133	288,843
Interest income	5,307	4,062	15,678	15,227
AFUDC - equity funds	1,501	780	4,264	2,213
Other income, net	438	3,034	7,023	3,153
Interest charges
Interest charges, net	41,246	38,732	123,891	114,554
AFUDC - borrowed funds	(568)	(698)	(1,501)	(2,447)
Total interest charges	40,678	38,034	122,390	112,107
Income before income taxes	110,268	90,049	211,708	197,329
Federal and state income tax expense	36,728	17,789	58,018	36,860
Net income	73,540	72,260	153,690	160,469

Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $86, $128, $256, and $388, respectively)	(250)	(383)	(752)	(1,146)
Total other comprehensive loss, net of income tax	(250)	(383)	(752)	(1,146)
Comprehensive income, net of tax	$73,290	$71,877	$152,938	$159,323
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Assets
Current assets
Cash and cash equivalents	$308,464	$171,056
Restricted cash and cash equivalents	22,100	33,865
Customer accounts receivable (less allowance for credit losses of $2,196 in 2026 and $1,275 in 2025)	73,893	53,053
Accounts receivable - affiliate	707	768
Receivable - Cleco Cajun Divestiture	—	108,445
Other accounts receivable	35,055	67,920
Unbilled revenue	56,176	47,453
Fuel inventory, at average cost	83,903	84,951
Materials and supplies, at average cost	218,218	183,085
Energy risk management assets	11,115	7,965
Accumulated deferred fuel	22,735	22,910
Cash surrender value of company/trust-owned life insurance policies	68,867	65,393
Prepayments	70,028	66,400
Regulatory assets	33,119	45,452
Other current assets	6,234	1,088
Total current assets	1,010,614	959,804
Property, plant, and equipment, net	4,356,508	4,238,255
Goodwill	1,490,797	1,490,797
Prepayments	32,434	18,334
Operating lease right of use assets	10,999	12,858
Restricted cash and cash equivalents	90,846	138,369
Regulatory assets - deferred taxes, net	29,577	35,311
Regulatory assets	299,225	302,713
Intangible asset - Storm Recovery Property	357,823	370,329
Intangible asset - Energy Transition Property	284,346	290,901
Intangible asset - other	6,450	7,008
Energy risk management assets	707	—
Other deferred charges	67,464	10,485
Total assets	$8,037,790	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Liabilities and members’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$306,021	$614,826
Accounts payable	138,595	145,639
Accounts payable - affiliate	66,714	36,166
Customer deposits	53,826	58,787
Provision for customer refund	228	20,900
Taxes payable	114,476	19,059
Interest accrued	38,386	22,019
Energy risk management liabilities	9,873	11,835
Regulatory liabilities	9,696	10,199
Deferred compensation	2,134	19,377
Postretirement benefit obligations	20,182	27,506
Energy transition reserve	2,825	10,730
Other current liabilities	29,262	36,953
Total current liabilities	792,218	1,033,996
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	774,442	808,647
Postretirement benefit obligations	138,132	145,215
Regulatory liabilities	—	1,500
Energy transition reserve	29,539	27,630
Storm reserve, net	53,363	69,440
Deferred compensation	18,138	—
AROs	16,319	11,544
Operating lease liabilities	9,152	10,788
Energy risk management liabilities	973	—
CIAC	151,858	33,116
Credit deposits	4,400	4,400
Other deferred credits	23,730	32,218
Total long-term liabilities and deferred credits	1,220,046	1,144,498
Long-term debt, net	2,843,162	2,667,244
Total liabilities	4,855,426	4,845,738
Commitments and contingencies (Note 12)
Members’ equity	3,182,364	3,029,426
Total liabilities and members’ equity	$8,037,790	$7,875,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026		2025
Operating activities
Net income	$153,690		$160,469
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	156,621		163,820
Provision for credit losses	2,433		1,407
Unearned compensation expense	29,540		23,945
AFUDC - equity funds	(4,264)		(2,213)
Deferred income taxes	(28,011)		27,374
Cash surrender value of company/trust-owned life insurance	(1,981)		(2,593)
Changes in assets and liabilities
Accounts receivable	(19,752)		(37,414)
Accounts receivable, affiliate	62		(3,928)
Unbilled revenue	(8,723)		(7,609)
Fuel inventory and materials and supplies	(34,085)		(14,159)
Prepayments	(20,482)		(37,968)
Accounts payable	(27,631)		(9,749)
Accounts payable - affiliate	869		(1,429)
Customer deposits	(5,571)		1,452
Postretirement benefit obligations	(15,416)		(21,296)
Regulatory assets and liabilities, net	4,571		(2,434)
AROs	(4,341)		(1,672)
Deferred fuel recoveries	(1,522)		7,959
Other deferred accounts	1,622		(3,764)
Taxes accrued	124,041		46,982
Interest accrued	16,367		24,679
Energy risk management assets and liabilities, net	—		(8,466)
Accumulated storm restoration costs	(15,822)		(7,575)
Incentive compensation payable	(28,838)		(35,529)
Other operating	(2,785)		(7,556)
Net cash provided by operating activities	270,592		252,733
Investing activities
Additions to property, plant, and equipment	(363,881)		(251,223)
CIAC receipts	197,138		3,089
CIAC refunds	(12,440)		(3,078)
Proceeds from sale of discontinued operations	113,046		—
Return of investment in company/trust-owned life insurance	2,751		1,070
Other investing	868		954
Net cash used in investing activities	(62,518)		(249,188)
Financing activities
Draws on revolving credit facilities	130,000		153,000
Payments on revolving credit facilities	(130,000)		(180,000)
Issuances of long-term debt	249,525		305,000
Repayment of long-term debt	(379,219)		(190,087)
Payment of financing costs	(260)		(5,311)
Credit deposit receipts	1,000		—
Credit deposit refunds	(1,000)		(7,000)
Net cash (used in) provided by financing activities	(129,954)		75,602
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	78,120		79,147
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	343,290	(1)	162,883
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$421,410	(2)	$242,030
(1) Includes cash and cash equivalents of $171,056, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,369.
(2) Includes cash and cash equivalents of $308,464, current restricted cash and cash equivalents of $22,100, and non-current restricted cash and cash equivalents of $90,846.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Operating revenue
Electric operations	$388,261	$371,542	$1,003,877	$931,508
Other operations	40,735	33,835	101,665	87,672
Affiliate revenue	242	244	733	734
Operating revenue, net	429,238	405,621	1,106,275	1,019,914
Operating expenses
Fuel used for electric generation	105,428	119,113	281,366	225,693
Purchased power	35,478	28,574	92,020	114,699
Other operations and maintenance	69,567	67,374	210,788	187,889
Depreciation and amortization	56,491	52,209	157,777	151,039
Taxes other than income taxes	16,603	15,943	49,256	45,386
Total operating expenses	283,567	283,213	791,207	724,706
Operating income	145,671	122,408	315,068	295,208
Interest income	5,231	1,408	10,608	7,434
AFUDC - equity funds	1,501	780	4,264	2,213
Other income, net	1,118	2,433	4,946	2,723
Interest charges
Interest charges, net	30,329	27,329	90,726	81,013
AFUDC - borrowed funds	(568)	(698)	(1,501)	(2,447)
Total interest charges	29,761	26,631	89,225	78,566
Income before income taxes	123,760	100,398	245,661	229,012
Federal and state income tax expense	39,966	20,269	66,023	44,715
Net income	83,794	80,129	179,638	184,297

Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $87, $54, $264, and $157, respectively)	261	152	781	461
Amortization of interest rate derivatives to earnings (net of tax expense of $22, $21, $65, and $66, respectively)	63	65	192	192
Total other comprehensive income, net of income tax	324	217	973	653
Comprehensive income, net of tax	$84,118	$80,346	$180,611	$184,950
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Assets
Utility plant and equipment, net	$4,191,177	$4,068,209
Current assets
Cash and cash equivalents	295,738	162,660
Restricted cash and cash equivalents	22,100	33,865
Customer accounts receivable (less allowance for credit losses of $2,196 in 2026 and $1,275 in 2025)	73,893	53,053
Accounts receivable - affiliate	—	9
Other accounts receivable	34,630	67,449
Unbilled revenue	56,176	47,453
Fuel inventory, at average cost	83,903	84,951
Materials and supplies, at average cost	218,218	183,085
Energy risk management assets	11,115	7,965
Accumulated deferred fuel	22,735	22,910
Cash surrender value of company-owned life insurance policies	6,785	7,813
Prepayments	64,636	60,702
Regulatory assets	25,706	37,923
Other current assets	2,236	353
Total current assets	917,871	770,191
Operating lease right of use assets	10,999	12,858
Restricted cash and cash equivalents	90,820	138,344
Prepayments	30,980	16,935
Regulatory assets - deferred taxes, net	29,577	35,311
Regulatory assets	216,553	212,762
Intangible asset - Storm Recovery Property	357,823	370,329
Intangible asset - Energy Transition Property	284,346	290,901
Energy risk management assets	707	—
Other deferred charges	66,955	9,832
Total assets	$6,197,808	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Liabilities and members’ equity
Members’ equity	$2,443,338	$2,262,727
Long-term debt, net	1,867,109	1,935,516
Total capitalization	4,310,447	4,198,243
Current liabilities
Long-term debt due within one year	306,021	254,943
Accounts payable	129,809	135,050
Accounts payable - affiliate	11,325	13,038
Customer deposits	53,826	58,787
Provision for customer refund	228	20,900
Taxes payable	129,537	28,454
Interest accrued	30,646	13,891
Energy risk management liabilities	9,873	11,835
Regulatory liabilities	9,696	10,199
Postretirement benefit obligations	15,206	22,530
Energy transition reserve	2,825	10,730
Other current liabilities	19,588	25,414
Total current liabilities	718,580	605,771
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	805,982	849,724
Postretirement benefit obligations	81,007	87,090
Regulatory liabilities	—	1,500
Energy transition reserve	29,539	27,630
Storm reserve, net	53,363	69,440
AROs	15,947	11,172
Operating lease liabilities	9,152	10,788
Energy risk management liabilities	973	—
CIAC	151,858	33,116
Credit deposits	4,400	4,400
Other deferred credits	16,560	26,798
Total long-term liabilities and deferred credits	1,168,781	1,121,658
Total liabilities and members’ equity	$6,197,808	$5,925,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026		2025
Operating activities
Net income	$179,638		$184,297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,820		156,237
Provision for credit losses	2,433		1,407
Unearned compensation expense	15,311		15,356
AFUDC - equity funds	(4,264)		(2,213)
Deferred income taxes	(38,133)		26,314
Cash surrender value of company-owned life insurance	1,058		—
Changes in assets and liabilities
Accounts receivable	(15,199)		(34,592)
Accounts receivable - affiliate	(680)		1,895
Unbilled revenue	(8,723)		(7,609)
Fuel inventory and materials and supplies	(34,085)		(14,159)
Prepayments	(20,732)		(36,845)
Accounts payable	(26,541)		(7,622)
Accounts payable - affiliate	(1,852)		(3,436)
Customer deposits	(5,571)		1,452
Postretirement benefit obligations	(11,674)		(19,103)
Regulatory assets and liabilities, net	3,080		(4,295)
AROs	(4,328)		(1,672)
Deferred fuel recoveries	(1,522)		7,959
Other deferred accounts	2,011		1,316
Taxes accrued	99,292		56,340
Interest accrued	16,756		19,436
Energy risk management assets and liabilities, net	—		(8,466)
Accumulated storm restoration costs	(15,822)		(7,575)
Incentive compensation payable	(14,029)		(18,311)
Other operating	1,631		(3,899)
Net cash provided by operating activities	266,875		302,212
Investing activities
Additions to property, plant, and equipment	(362,048)		(251,200)
CIAC receipts	197,138		3,089
CIAC refunds	(12,440)		(3,078)
Return of investment in company-owned life insurance	2,751		1,070
Other investing	868		954
Net cash used in investing activities	(173,731)		(249,165)
Financing activities
Draws on revolving credit facility	—		105,000
Payments on revolving credit facility	—		(180,000)
Issuances of long-term debt	—		305,000
Repayment of long-term debt	(19,219)		(190,087)
Payment of financing costs	(136)		(5,311)
Credit deposit receipts	1,000		—
Credit deposit refunds	(1,000)		(7,000)
Net cash (used in) provided by financing activities	(19,355)		27,602
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	73,789		80,649
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	334,869	(1)	156,101
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$408,658	(2)	$236,750
(1) Includes cash and cash equivalents of $162,660, current restricted cash and cash equivalents of $33,865, and non-current restricted cash and cash equivalents of $138,344.
(2) Includes cash and cash equivalents of $295,738, current restricted cash and cash equivalents of $22,100, and non-current restricted cash and cash equivalents of $90,820.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Revenue Recognition	Cleco and Cleco Power
Note 4	Regulatory Matters	Cleco and Cleco Power
Note 5	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 6	Derivative Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Segment Disclosures	Cleco
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 15	Members’ Equity	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Equity Purchase Agreement	Cleco

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Statements of Cash Flows
Supplemental cash flow information and noncash investing and financing activities for the nine months ended September 30, 2026, and 2025 were as follows:

	CLECO		CLECO POWER
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Supplementary cash flow information
Interest paid, net of amount capitalized	$101,662	$84,213	$69,237	$57,026
Income taxes (refunded) paid, net	$(1,052)	$5,371	$3,956	$1,392
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$20,499	$13,172	$20,482	$12,942

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
Property, Plant, and Equipment
Beginning in the third quarter of 2026, Cleco and Cleco Power present property, plant and equipment on a net basis on the face of their respective Condensed Consolidated Balance Sheets. This change in presentation had no impact on total assets, results of operations, or cash flows.
The components of property, plant and equipment were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Property, plant, and equipment
Property, plant, and equipment	$5,283,274	$5,269,550
Accumulated depreciation	(1,136,908)	(1,212,093)
Net property, plant, and equipment	4,146,366	4,057,457
Construction work in progress	210,142	180,798
Total property, plant, and equipment, net	$4,356,508	$4,238,255

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Utility plant and equipment
Property, plant, and equipment	$6,348,880	$6,386,051
Accumulated depreciation	(2,365,535)	(2,497,667)
Net property, plant, and equipment	3,983,345	3,888,384
Construction work in progress	207,832	179,825
Total utility plant and equipment, net	$4,191,177	$4,068,209

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Current
Cleco Securitization I and Cleco Securitization II operating expenses and debt service	$19,275	$23,135
Energy transition costs	2,825	10,730
Total current	22,100	33,865
Non-current
Energy transition costs	35,886	29,492
Future storm restoration costs	54,934	108,852
Total non-current	90,820	138,344
Total restricted cash and cash equivalents	$112,920	$172,209

Cleco’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Total Cleco Power restricted cash and cash equivalents	$112,920	$172,209
Non-current
Diversified Lands’ mitigation escrow	26	25
Total Cleco restricted cash and cash equivalents	$112,946	$172,234
On July 13, 2026, the LPSC approved the withdrawal of substantially all requested storm restoration costs from Cleco Power’s storm reserve, including capital and operations and maintenance costs and related carrying charges, except for costs associated with the 2023 wildfires. At September 30, 2026, Cleco Power had $1.4 million of accumulated storm restoration costs that were probable of recovery from the storm reserve, pending LPSC approval. For more information about the storm reserve and these accumulated storm restoration costs, see Note 4 — “Regulatory Matters — Ratemaking — Regulatory Assets and Liabilities — Storm Reserve.”

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
As of September 30, 2026, the project remains in development. Cleco Power has not made any payments or capital expenditures to DESRI and had no amounts due to or from DESRI under the agreement. Cleco Power will disclose and quantify any future financial activity with DESRI under the agreement as it occurs.
In December 2025, Cleco Power entered into a cost reimbursement agreement on an arm’s-length basis with a data center developer, which is a related party through MAM. On April 20, 2026, Cleco Power executed an electric service agreement with this data center developer. The electric service agreement includes additional credit support, including a substantial letter of credit in favor of Cleco Power, designed to ensure recovery of applicable costs and limit exposure to Cleco Power's other customers. As of September 30, 2026, Cleco Power had billed the customer $129.2 million under these agreements. Amounts received under the cost reimbursement agreement are recorded as CIAC on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and are being used to fund construction costs associated with the project. As of September 30, 2026, no receivable was outstanding, and no amounts had been drawn under the related letter of credit.

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivable are generally considered past due 21 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-off as well as current and forecasted economic conditions, to establish a credit loss estimate.
Cleco’s credit losses at September 30, 2026, are within normal levels and historical trends.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2026			FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,716	$1,638	$3,354	$845	$1,638	$2,483
Current period provision	991	—	991	1,026	—	1,026
Charge-offs	(728)	(1,638)	(2,366)	(752)	—	(752)
Recovery	217	—	217	236	—	236
Balances, end of period	$2,196	$—	$2,196	$1,355	$1,638	$2,993

	FOR THE NINE MONTHS ENDED SEPT. 30, 2026			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,275	$1,638	$2,913	$1,337	$1,638	$2,975
Current period provision	2,433	—	2,433	1,407	—	1,407
Charge-offs	(2,244)	(1,638)	(3,882)	(2,102)	—	(2,102)
Recovery	732	—	732	713	—	713
Balances, end of period	$2,196	$—	$2,196	$1,355	$1,638	$2,993

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2026	2025	2026	2025
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,716	$845	$1,275	$1,337
Current period provision	991	1,026	2,433	1,407
Charge-offs	(728)	(752)	(2,244)	(2,102)
Recovery	217	236	732	713
Balances, end of period	$2,196	$1,355	$2,196	$1,355

Note 2 — Recent Authoritative Guidance
The following FASB accounting standards have been issued but were not yet adopted by the Registrants as of September 30, 2026. The Registrants are currently evaluating the adoption method and do not expect these standards to have a material impact on their consolidated financial statements. The Registrants also evaluated other recently issued accounting standards and concluded that they are not expected to have a significant effect on the financial reporting of the Registrants.
In September 2025, FASB issued guidance to change the capitalization criteria concerning software costs. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted at the beginning of a fiscal year. This update may be applied prospectively, using a modified approach that is based on the project status, or retrospectively.
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

Note 3 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2026, and 2025 was as follows:

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

		CLECO			CLECO POWER
	FOR THE THREE MONTHS ENDED SEPT. 30,			FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025		2026	2025
Revenue from contracts with customers
Retail revenue
Residential(1)	$189,449	$183,036		$189,449	$183,036
Commercial(1)	101,474	103,544		101,474	103,544
Industrial(1)	64,668	56,641		64,668	56,641
Other retail(1)	4,845	5,041		4,845	5,041
Total retail revenue	360,436	348,262		360,436	348,262
Wholesale, net(1)	24,279	22,120		24,465	22,306
Transmission, net	13,452	12,512		13,452	12,512
Other	5,054	5,057		5,054	5,066
Affiliate(2)	—	—		242	244
Total revenue from contracts with customers	403,221	387,951		403,649	388,390
Revenue unrelated to contracts with customers
Securitization	17,082	16,257		17,082	16,257
Other(3)	8,509	2,562	(4)	8,507	974
Total revenue unrelated to contracts with customers	25,591	18,819		25,589	17,231
Operating revenue, net	$428,812	$406,770		$429,238	$405,621
(1) Includes fuel recovery revenue.
(2) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(3) Primarily represents realized gains associated with FTRs and carrying charges on accumulated unreimbursed storm restoration costs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”
(4) Includes other services agreement revenue as a result of the Cleco Cajun Divestiture.

	CLECO			CLECO POWER
	FOR THE NINE MONTHS ENDED SEPT. 30,			FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025		2026	2025
Revenue from contracts with customers
Retail revenue
Residential(1)	$445,684	$428,942		$445,684	$428,942
Commercial(1)	281,062	269,857		281,062	269,857
Industrial(1)	182,141	152,485		182,141	152,485
Other retail(1)	14,464	14,264		14,464	14,264
Total retail revenue	923,351	865,548		923,351	865,548
Wholesale, net(1)	69,713	60,368		70,271	60,926
Transmission, net	37,607	33,548		37,607	33,548
Other	14,244	13,874		14,244	13,902
Affiliate(2)	—	—		733	734
Total revenue from contracts with customers	1,044,915	973,338		1,046,206	974,658
Revenue unrelated to contracts with customers
Securitization	44,620	40,222		44,620	40,222
Other(3)	15,456	10,215	(4)	15,449	5,034
Total revenue unrelated to contracts with customers	60,076	50,437		60,069	45,256
Operating revenue, net	$1,104,991	$1,023,775		$1,106,275	$1,019,914
(1) Includes fuel recovery revenue.
(2) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(3) Primarily represents realized gains associated with FTRs and carrying charges on accumulated unreimbursed storm restoration costs. For more information on FTRs, see Note 5 — “Fair Value Accounting Instruments — Fair Value Measurements on a Recurring Basis — FTRs.”
(4) Includes other services agreement revenue as a result of the Cleco Cajun Divestiture.

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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
The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. On October 31, 2025, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2025, indicating no refund to Cleco Power’s retail customers. The LPSC Staff has issued a draft report indicating no refund and no material findings, and management anticipates approval of the report by the end of the fourth quarter of 2026. On October 30, 2026, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2026, indicating no refund to Cleco Power’s retail customers. Due to the nature of the regulatory process, management is not able to determine the timing of the approval of this report.

Wholesale Rates
Wholesale customers are charged market-based rates that are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial market power analysis in December 2023 and received FERC approval on December 13, 2024. The next triennial market power analysis is expected to be filed in December 2026.

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

Cleco Power
			REMAINING AMORTIZATION PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Regulatory assets
Acadia Unit 1 acquisition costs	$1,410	$1,490	13.25
Accumulated deferred fuel	22,735	22,910	Various(1)
Affordability study	6,547	7,581	4.75
AFUDC equity gross-up	51,865	54,188	Various(1)
AROs(2)	21,199	21,370
COVID-19 executive order	939	2,113	0.75
Deferred taxes, net	29,577	35,311	Various(1)
Dolet Hills carrying charge	—	2,957
Financing costs	5,070	5,347	Various(1)
Interest costs	2,276	2,463	Various(1)
Madison Unit 3 property taxes	16,496	15,350	Various(1)
Non-service cost of postretirement benefits	12,906	13,204	Various(1)
Northlake Transmission Agreement	1,178	4,587	Various(1)
Postretirement costs	51,451	51,451	Various(1)
Production operations and maintenance expenses	13,274	14,809	Various(1)
Rodemacher Unit 2 deferred costs(2)	42,141	35,655
Solar development costs(2)	2,051	2,122
Training costs	5,190	5,306	33.25
Residential revenue decoupling	1,937	—	Various(1)
Other	6,329	10,692	Various(1)
Total regulatory assets	294,571	308,906
Regulatory liabilities
Deferred taxes, net	(6,574)	(6,368)	Various(1)
Energy transition reserve(2)	(32,364)	(38,360)
Interest earned on energy transition reserve	(1,273)	(831)	Various(1)
Residential revenue decoupling	—	(4,500)	Various(1)
Storm reserve, net	(53,363)	(69,440)
Energy efficiency - public entity	(1,849)	—	Various(1)
Total regulatory liabilities	(95,423)	(119,499)
Total regulatory assets, net	$199,148	$189,407
(1) For more information on the recovery/refund period, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 6 — Regulatory Assets and Liabilities” for the disclosures for each specific regulatory asset or liability in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2) Assets (liabilities) currently not in a recovery or refund period.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Total Cleco Power regulatory assets, net	$199,148	$189,407
2016 Merger adjustments(1)
Fair value of long-term debt	77,126	82,553
Postretirement costs	3,982	5,473
Financing costs	5,615	5,873
Debt issuance costs	3,362	3,581
Total Cleco regulatory assets, net	$289,233	$286,887
(1) Cleco’s regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Storm Reserve, net
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. The following table summarizes the components of the storm reserve included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Storm reserve	$54,758	$107,214
Accumulated unreimbursed storm restoration costs	(1,395)	(37,774)
Storm reserve, net	$53,363	$69,440

The $36.4 million decrease in accumulated unreimbursed storm restoration costs was primarily due to the July 13, 2026, LPSC approval to withdraw substantially all requested storm restoration costs from the storm reserve. For more information on the LPSC approval, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Other Regulatory Matters

Dolet Hills Regulatory Refund
On April 19, 2024, the LPSC approved an uncontested settlement for recovery of costs associated with the retirement of the Dolet Hills Power Station and the closure of the Oxbow mine. As a result of this settlement, Cleco Power issued $20.0 million of refunds in each of the third quarters of 2024, 2025, and 2026 for a total refund of $60.0 million. As of September 30, 2026, Cleco Power had completed the scheduled refunds required under the settlement.

Other Deferred Costs
Cleco Power defers other costs that are pending management’s assessment of the appropriate accounting and ratemaking treatment. These costs may be recovered, reclassified, or expensed depending on the applicable regulatory or ratemaking treatment, including any required regulatory approval. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At September 30, 2026, and December 31, 2025, Cleco and Cleco Power had $4.9 million and $0.9 million, respectively, recorded for these other costs.
In addition, Other deferred charges on Cleco's and Cleco Power's Condensed Consolidated Balance Sheets at September 30, 2026, includes a $55.0 million deposit made by
Cleco Power in August 2026 to reserve manufacturing capacity for certain generation equipment for its proposed new combined-cycle gas turbine generating facility, which is currently pending LPSC approval. This deposit is included in Additions to property, plant, and equipment within investing activities on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Cash Flows.

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

Fair Value Measurements on a Recurring Basis
The carrying amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2026, and December 31, 2025, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Asset description
Level 1 - Short-term investments
Cash and cash equivalents	$296,294	$162,282
Current restricted cash and cash equivalents	22,100	33,702
Non-current restricted cash and cash equivalents	90,846	138,369
Level 2 - Natural gas derivatives	2,171	2,452
Level 3 - FTRs	9,651	5,513
Total assets	$421,062	$342,318
Liability description
Level 2 - Natural gas derivatives	$10,373	$10,890
Level 3 - FTRs	473	945
Total liabilities	$10,846	$11,835

Cleco Power
FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Asset description
Level 1 - Short-term investments
Cash and cash equivalents	$283,694	$154,082
Current restricted cash and cash equivalents	22,100	33,702
Non-current restricted cash and cash equivalents	90,820	138,344
Level 2 - Natural gas derivatives	2,171	2,452
Level 3 - FTRs	9,651	5,513
Total assets	$408,436	$334,093
Liability description
Level 2 - Natural gas derivatives	$10,373	$10,890
Level 3 - FTRs	473	945
Total liabilities	$10,846	$11,835

Cleco applied its Level 2 and Level 3 fair value techniques consistently between comparative fiscal periods. During the nine months ended September 30, 2026, and the year ended December 31, 2025, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At September 30, 2026, and December 31, 2025, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.

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
FTRs are valued using MISO’s monthly auction prices as a price index reference (Level 3). Unrealized gains or losses are deferred as a component of Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets in accordance with regulatory policy. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customers’ bills as a component of the fuel charge.
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Balances, beginning of period	$8,203	$5,786	$4,568	$1,828
Realized gains	1,383	—	1,639	—
Unrealized gains (losses)	3,282	(163)	4,262	(52)
Purchases	13	—	8,790	6,488
Sales	(711)	—	(1,556)	—
Settlements	(2,992)	(1,605)	(8,525)	(4,246)
Balances, end of period	$9,178	$4,018	$9,178	$4,018

Cleco and Cleco Power measure the fair value of FTRs using MISO auction pricing, with the per‑MWh forward price for each FTR position representing the significant unobservable input used in the valuation. The following table quantifies the significant unobservable input used in developing the fair value of Cleco's and Cleco Power's Level 3 FTR positions at September 30, 2026, and December 31, 2025:

	FAIR VALUE		INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES	LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
At Sept. 30, 2026	$9,651	$473	$0.39	$8.77	$0.93
At Dec. 31, 2025	$5,513	$945	$(6.78)	$6.46	$0.79
(1) The low and high amounts represent the lowest and highest per‑MWh forward prices for individual FTR positions.
(2) The weighted average represents the average per‑MWh forward price, weighted based on the volume of the underlying FTR positions.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated fair value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

Cleco
	AT SEPT. 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,166,064	$2,890,655	$3,300,793	$3,179,215
* The carrying value of long-term debt does not include deferred issuance costs of $16.5 million at September 30, 2026, and $18.3 million at December 31, 2025.

Cleco Power
	AT SEPT. 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,189,316	$2,088,099	$2,208,240	$2,232,569
* The carrying value of long-term debt does not include deferred issuance costs of $15.8 million at September 30, 2026, and $17.4 million at December 31, 2025.

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
At September 30, 2026, and December 31, 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and liquid money market mutual funds.
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
At both September 30, 2026, and December 31, 2025, Cleco held cash collateral of $4.4 million recorded in Credit deposits on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At September 30, 2026, and December 31, 2025, Cleco held CIAC of $151.9 million and $33.1 million, respectively, that was recorded in CIAC on Cleco’s and Cleco Power’s Condensed Consolidated Balance
Sheets. The increase in CIAC was primarily attributable to amounts received under agreements with a large data center customer.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At September 30, 2026, and December 31, 2025, there were no fair value amounts offset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
The following table presents the fair values of derivative instruments and their related line item classifications as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2026, and December 31, 2025:

(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs - Current
Energy risk management assets	$9,651	$5,513
Energy risk management liabilities	(473)	(945)
Natural gas derivatives - Current
Energy risk management assets	1,464	2,452
Energy risk management liabilities	(9,400)	(10,890)
Natural gas derivatives - Non-current
Energy risk management assets	707	—
Energy risk management liabilities	(973)	—
Commodity-related contracts, net	$976	$(3,870)

The following table presents the effect of derivatives not designated as hedging instruments and their related line item classifications on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Commodity-related contracts
FTRs
Electric operations	$3,361	$972	$10,255	$5,106
Purchased power	(367)	(873)	(1,773)	(3,997)
Natural gas derivatives
Fuel used for electric generation	6,189	(3,108)	10,737	(4,230)
Total	$9,183	$(3,009)	$19,219	$(3,121)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
Unrealized and realized gains (losses) related to natural gas derivatives are recorded as a component of Accumulated deferred fuel on Cleco's and Cleco Power's Condensed Consolidated Balance Sheets. At settlement, realized gains (losses) are included in Cleco Power's FAC and reflected on customers' bills as a component of the fuel charge. The following table presents the unrealized and realized gains (losses) associated with derivatives not designated as hedging instruments recorded as a component of Accumulated deferred fuel for the three and nine months ended September 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Commodity-related contracts
FTRs
Unrealized gains (losses)	$3,282	$(163)	$4,262	$(52)
Natural gas derivatives
Unrealized gains (losses)	560	(6,111)	(625)	(10,846)
Realized losses	(1,897)	(75)	(1,897)	(75)
Total	$1,945	$(6,349)	$1,740	$(10,973)
The following table presents the volume of commodity-related derivative contracts outstanding at September 30, 2026, and December 31, 2025, for Cleco and Cleco Power:

	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2026	AT DEC. 31, 2025
Commodity-related contracts
FTRs	MWh	9,869	5,755
Natural gas derivatives	MMBtus	46,285	36,825

Note 7 — Debt
Cleco Power’s total long-term debt due within one year as of September 30, 2026, and December 31, 2025, was as follows:

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Senior notes, 3.47%	$130,000	$130,000
Senior notes, 5.96%	100,000	100,000
Senior notes, 4.33%	50,000	—
Cleco Securitization I storm recovery bonds, 4.016%	16,336	15,699
Cleco Securitization II energy transition bonds, 4.680%	9,761	9,513
Long-term debt due within one year	306,097	255,212
Unamortized debt issuance costs	(76)	(269)
Long-term debt due within one year, net	$306,021	$254,943

Cleco’s total long-term debt due within one year as of September 30, 2026, and December 31, 2025, was as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Total Cleco Power long-term debt due within one year, net	$306,021	$254,943
Senior notes, 3.743%	—	360,000
Long-term debt due within one year	306,021	614,943
Unamortized debt issuance costs	—	(117)
Long-term debt due within one year, net	$306,021	$614,826

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

Pension Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2025, management estimates that $61.2 million in pension contributions will be required through 2030, of which $15.6 million is required in 2026. For the nine months ended September 30, 2026, and 2025, Cleco made $12.0 million and $16.5 million, respectively, of required contribution payments to the pension plan. In October 2026, Cleco made a $3.6 million payment toward its 2026 contribution requirement.
The components of net periodic pension cost for the three and nine months ended September 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Service cost	$899	$966	$2,697	$2,899
Interest cost	6,777	6,776	20,331	20,329
Expected return on plan assets	(7,976)	(8,292)	(23,927)	(24,876)
Net periodic benefit credit	$(300)	$(550)	$(899)	$(1,648)

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The net periodic pension cost related to Cleco's other subsidiaries for both the three months ended September 30, 2026, and 2025 was $0.2 million and for both the nine months ended September 30, 2026, and 2025 was $0.7 million.

Other Benefits Plan
Cleco’s retirees, including retirees not covered by the pension plan, may be eligible to receive Other Benefits. Dependents of these retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
The components of net periodic Other Benefits cost for the three and nine months ended September 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Service cost	$439	$395	$1,317	$1,184
Interest cost	608	586	1,825	1,757
Amortization of:
Prior service cost	179	—	537	—
Net actuarial loss	65	74	194	222
Net periodic benefit cost	$1,291	$1,055	$3,873	$3,163

Cleco Holdings is the plan sponsor for the Other Benefits plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. Other Benefits expense recognized in Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2026, and 2025, was $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2026, and 2025, was $3.7 million and $3.1 million, respectively.

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
The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2026, and 2025 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Service cost	$11	$14	$34	$43
Interest cost	847	864	2,540	2,591
Amortization of:
Prior service credit	(48)	(54)	(143)	(161)
Net actuarial gain	(34)	(35)	(104)	(104)
Net periodic benefit cost	$776	$789	$2,327	$2,369

Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. SERP expense recognized in Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for both the three months ended September 30, 2026, and 2025 was $0.1 million and for both the nine months ended September 30, 2026, and 2025 was $0.4 million.

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2026, and 2025:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2026	2025	2026	2025
Effective tax rate	33.3%	19.8%	27.4%	18.7%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2026	2025	2026	2025
Effective tax rate	32.3%	20.2%	26.9%	19.5%

For Cleco and Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2026, and 2025 were different than the federal statutory rate primarily due to the amortization of excess accumulated deferred income tax, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, tax returns filed, and state tax expense.

Income Tax Audits
Cleco Group participates in the IRS’s Compliance Assurance Process program in which tax positions are examined and agreed upon prior to filing the federal tax return. The Compliance Assurance Process program allows the IRS to establish a low risk of non-compliance, and at its discretion, may reduce the level of its review based on complexity and the number of issues found. Cleco Group's application has been accepted into the Compliance Assurance Process program for the 2023 through 2025 tax years, and the statute of limitations remains open for those tax years.
The state income tax years 2022 through 2024 remain subject to examination by the Louisiana Department of Revenue.
Cleco records income tax penalties in Other Expense on its Condensed Consolidated Statements of Income and Comprehensive Income. For both the three and nine months ended September 30, 2026, and 2025, no penalties were recognized.

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
tables includes amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

Segment Information
		CLECO POWER
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025
Revenue
Base revenue	$256,634	$237,027
Fuel cost recovery revenue(1)	131,627	134,515
Other operations	40,735	33,835
Affiliate revenue	242	244
Operating revenue, net	$429,238	$405,621
Less:
Recoverable fuel and purchased power(1)	$131,665	134,491
Non-recoverable fuel and purchased power	9,241	13,196
Other operations and maintenance(2)	69,567	67,374
Taxes other than income taxes	16,603	15,943
Other segment items(3)	(2,619)	(3,213)
EBITDA	$204,781	$177,830
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Both the three months ended September 30, 2026, and 2025 include $25.7 million and $19.9 million, respectively, of administrative and general expenses.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, royalty income, and changes in the cash surrender value of life insurance policies.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2026					FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$256,634	$(186)		$—	$256,448	$237,027	$(186)		$—	$236,841
Fuel cost recovery revenue	131,627	—		—	131,627	134,515	—		—	134,515
Other operations	40,735	2		—	40,737	33,835	1,588		(9)	35,414
Affiliate revenue	242	23,071		(23,313)	—	244	19,595		(19,839)	—
Operating revenue, net	$429,238	$22,887		$(23,313)	$428,812	$405,621	$20,997		$(19,848)	$406,770
Depreciation and amortization	$56,491	$2,304	(1)	$—	$58,795	$52,209	$2,444	(1)	$(1)	$54,652
Interest income	$5,231	$188		$(112)	$5,307	$1,408	$2,704		$(50)	$4,062
Interest charges	$29,761	$11,029		$(112)	$40,678	$26,631	$11,453		$(50)	$38,034
Federal and state income tax expense (benefit)	$39,966	$(3,238)		$—	$36,728	$20,269	$(2,480)		$—	$17,789
Net income (loss)	$83,794	$(10,254)		$—	$73,540	$80,129	$(7,869)		$—	$72,260
(1) Both the three months ended September 30, 2026, and 2025 include $0.2 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger.

		CLECO POWER
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025
Revenue
Base revenue	$654,579	$610,434
Fuel cost recovery revenue(1)	349,298	321,074
Other operations	101,665	87,672
Affiliate revenue	733	734
Operating revenue, net	$1,106,275	$1,019,914
Less:
Recoverable fuel and purchased power(1)	$349,263	321,052
Non-recoverable fuel and purchased power	24,123	19,340
Other operations and maintenance(2)	210,788	187,889
Taxes other than income taxes	49,256	45,386
Other segment items(3)	(9,210)	(4,936)
EBITDA	$482,055	$451,183
(1) These pass-through items are regularly provided to the chief operating decision maker as a net amount.
(2) Both the nine months ended September 30, 2026, and 2025 include $73.6 million and $66.2 million, respectively, of administrative and general expenses.
(3) Includes amounts for equity portions of AFUDC, pension non-service costs, royalty income, and changes in the cash surrender value of life insurance policies.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2026					FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Base revenue	$654,579	$(558)		$—	$654,021	$610,434	$(558)		$—	$609,876
Fuel cost recovery revenue	349,298	—		—	349,298	321,074	—		—	321,074
Other operations	101,665	7		—	101,672	87,672	5,181		(28)	92,825
Affiliate revenue	733	62,968		(63,701)	—	734	57,020		(57,754)	—
Operating revenue, net	$1,106,275	$62,417		$(63,701)	$1,104,991	$1,019,914	$61,643		$(57,782)	$1,023,775
Depreciation and amortization	$157,777	$6,984	(1)	$—	$164,761	$151,039	$7,100	(1)	$—	$158,139
Interest income	$10,608	$5,321		$(251)	$15,678	$7,434	$8,066		$(273)	$15,227
Interest charges	$89,225	$33,415		$(250)	$122,390	$78,566	$33,814		$(273)	$112,107
Federal and state income tax expense (benefit)	$66,023	$(8,005)		$—	$58,018	$44,715	$(7,855)		$—	$36,860
Net income (loss)	$179,638	$(25,946)		$(2)	$153,690	$184,297	$(23,828)		$—	$160,469
Additions to property, plant, and equipment	$362,048	$1,833		$—	$363,881	$251,200	$23		$—	$251,223
Equity investment in investees(2)	$1,916	$(918,952)		$918,952	$1,916	$1,916	$(918,952)		$918,952	$1,916
Goodwill(2)	$1,490,797	$—		$—	$1,490,797	$1,490,797	$—		$—	$1,490,797
Total segment assets(2)	$7,688,605	$(512,156)		$861,341	$8,037,790	$7,416,469	$(397,107)		$855,802	$7,875,164
(1) Both the nine months ended September 30, 2026, and 2025 include $0.6 million of amortization of the intangible asset related to Cleco Power’s wholesale power supply agreement as a result of the 2016 Merger.
(2) Balances for the nine months ended September 30, 2026, and 2025 are as of September 30, 2026, and December 31, 2025, respectively.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Net income	$73,540	$72,260	$153,690	$160,469
Add: Depreciation and amortization	58,795	54,652	164,761	158,139
Less: Interest income	5,307	4,062	15,678	15,227
Add: Interest charges	40,678	38,034	122,390	112,107
Add: Federal and state income tax expense	36,728	17,789	58,018	36,860
Add: Other corporate costs and noncash items(1)	347	(843)	(1,126)	(1,165)
Total segment EBITDA	$204,781	$177,830	$482,055	$451,183
(1) Represents adjustments made for Other and Eliminations that are not allocated to total segment EBITDA.

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
The following table summarizes the impact of Cleco Securitization I and Cleco Securitization II on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

	CLECO SECURITIZATION I		CLECO SECURITIZATION II
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025	AT SEPT. 30, 2026	AT DEC. 31, 2025
Restricted cash	$7,399	$15,791	$13,676	$7,345
Accounts receivable - affiliate	4,105	2,996	3,096	2,131
Intangible asset	357,823	370,329	284,346	290,901
Total assets	$369,327	$389,116	$301,118	$300,377
Long-term debt due within one year	$16,336	$15,699	$9,761	$9,513
Accounts payable	5	—	—	12
Accounts payable - affiliate	31	115	104	32
Interest accrued	1,396	5,795	5,108	1,291
Long-term debt, net	349,426	365,349	283,817	287,232
Total liabilities	367,194	386,958	298,790	298,080
Members’ equity	2,133	2,158	2,328	2,297
Total liabilities and members’ equity	$369,327	$389,116	$301,118	$300,377

Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Gulf Coast Spinning
In September 2015, Gulf Coast Spinning Company, LLC initiated a lawsuit against Cleco, claiming that Cleco failed to meet obligations under an alleged verbal agreement related to startup funding for the construction of a cotton spinning facility near Bunkie, Louisiana. The matter proceeded to trial on March 30, 2026, and on April 10, 2026, the jury found Cleco not liable and awarded no damages to Gulf Coast Spinning. The jury also awarded Cleco damages against Gulf Coast Spinning, which were subsequently determined to be uncollectible. The matter is concluded, with no further proceedings expected.

Dispute with Saulsbury Industries, Inc.
In October 2018, Cleco Power filed suit against Saulsbury Industries, Inc. (Saulsbury), the former general contractor for the St. Mary Clean Energy Center project. Cleco Power seeks damages for Saulsbury’s failure to complete the project on time and for additional costs incurred to hire a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. In October 2019, Saulsbury filed a counterclaim alleging that Cleco Power owed the remaining balance under the contract, as well as additional costs from an accelerated recovery attempt and costs incurred during an extended delay period. Discovery is complete. Cleco Power is seeking a trial date, and a scheduling conference is set for December 16, 2026, at which time the court is expected to establish a trial date in 2027. Cleco Power believes that it has substantial meritorious claims and defenses to the counterclaims asserted by Saulsbury.

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

Fuel Audit
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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2026, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $4.6 million and $4.5 million, respectively. Cleco and Cleco Power have accrued these amounts in Other deferred credits on their respective Condensed Consolidated Balance Sheets.

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
Cleco Holdings and Cleco Power have guarantees and indemnities related to certain historical asset sales, transfers, and other contractual arrangements. Some arrangements do not have stated expiration dates, and some provide specified maximum potential future payments. Based on currently available information, management does not expect any material payments to be required under these guarantees or indemnities.
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

Note 13 — Affiliate Transactions
Cleco Holdings has balances that are payable to or due from its affiliate, Cleco Group. The following table is a summary of those balances:

	AT SEPT. 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Group	$707	$66,714	$768	$36,166

Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2026		AT DEC. 31, 2025
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$—	$357	$9	$137
Support Group	—	10,968	—	12,152
Total	$—	$11,325	$9	$12,289

Note 14 — Intangible Assets and Goodwill

Securitized Intangible Assets
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. On March 12, 2025, Cleco Securitization II acquired the Energy Transition Property from Cleco Power for

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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
The following table presents the amortization expense of the securitized intangible assets recognized in Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Amortization expense
Storm Recovery Property	$5,390	$4,312	$12,505	$10,732
Energy Transition Property	3,316	3,274	6,556	6,539
Total	$8,706	$7,586	$19,061	$17,271
The following table summarizes the balance of the securitized intangible assets subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Storm Recovery Property	$415,593	$415,593
Energy Transition Property	299,338	299,338
Total securitized intangible assets carrying value	714,931	714,931
Accumulated amortization	(72,762)	(53,701)
Net securitized intangible assets subject to amortization	$642,169	$661,230
Other Intangible Asset
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At September 30, 2026, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization expense is recorded in Electric operations on Cleco’s Condensed Consolidated Statements of Income and Comprehensive Income.
For both the three months ended September 30, 2026, and 2025, Cleco had $0.2 million of amortization expense related to the power supply agreement recorded. For both the nine months ended September 30, 2026, and 2025, Cleco had $0.6 million of amortization expense related to the power supply agreement recorded.
The following table summarizes the balance of the other intangible asset subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Power supply agreement	$14,238	$14,238
Accumulated amortization	(7,788)	(7,230)
Net other intangible asset subject to amortization	$6,450	$7,008
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
Cleco performs an annual impairment test each August. In between annual tests, Cleco monitors its estimates and assumptions and will update the impairment analysis if a triggering event occurs.
Cleco determined the fair value of the Cleco Power reporting unit via the market approach based on the terms and conditions included in the equity purchase agreement executed in connection with the Proposed Cleco Group Sale Transaction, which is expected to close in December 2026. Based on the proximity of the expected closing date to the annual impairment test measurement date, the underlying data, inputs, and assumptions, which include the nominal purchase price and purchase price adjustments included in the equity purchase agreement, have a lower level of complexity, subjectivity, and estimation uncertainty. The results of the annual impairment test performed at August 1, 2026 indicate that the fair value of the Cleco Power reporting unit exceeded its carrying value; therefore, no impairment existed.

Note 15 — Members’ Equity
The following tables present the Condensed Consolidated Statements of Changes in Members’ Equity for Cleco and Cleco Power for the periods indicated.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2026				FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS’ EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS’ EQUITY
Balances, beginning of period	$2,454,276	$664,782	$(9,984)	$3,109,074	$2,454,276	$477,631	$(3,447)	$2,928,460
Net income	—	73,540	—	73,540	—	72,260	—	72,260
Other comprehensive loss, net of tax	—	—	(250)	(250)	—	—	(383)	(383)
Balances, end of period	$2,454,276	$738,322	$(10,234)	$3,182,364	$2,454,276	$549,891	$(3,830)	$3,000,337

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2026				FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS’ EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS’ EQUITY
Balances, beginning of period	$2,454,276	$584,632	$(9,482)	$3,029,426	$2,454,276	$389,422	$(2,684)	$2,841,014
Net income	—	153,690	—	153,690	—	160,469	—	160,469
Other comprehensive loss, net of tax	—	—	(752)	(752)	—	—	(1,146)	(1,146)
Balances, end of period	$2,454,276	$738,322	$(10,234)	$3,182,364	$2,454,276	$549,891	$(3,830)	$3,000,337

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2026			FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS’ EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS’ EQUITY
Balances, beginning of period	$2,371,451	$(12,231)	$2,359,220	$2,221,674	$(9,663)	$2,212,011
Net income	83,794	—	83,794	80,129	—	80,129
Other comprehensive income, net of tax	—	324	324	—	217	217
Balances, end of period	$2,455,245	$(11,907)	$2,443,338	$2,301,803	$(9,446)	$2,292,357

	FOR THE NINE MONTHS ENDED SEPT. 30, 2026			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS’ EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS’ EQUITY
Balances, beginning of period	$2,275,607	$(12,880)	$2,262,727	$2,117,506	$(10,099)	$2,107,407
Net income	179,638	—	179,638	184,297	—	184,297
Other comprehensive income, net of tax	—	973	973	—	653	653
Balances, end of period	$2,455,245	$(11,907)	$2,443,338	$2,301,803	$(9,446)	$2,292,357

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are presented as a component of members’ equity on Cleco's and Cleco Power's Condensed Consolidated Balance Sheets and
are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2026	2025	2026	2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(9,984)	$(3,447)	$(9,482)	$(2,684)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(250)	(383)	(752)	(1,146)
Balances, end of period	$(10,234)	$(3,830)	$(10,234)	$(3,830)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2026			FOR THE THREE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,974)	$(4,257)	$(12,231)	$(5,148)	$(4,515)	$(9,663)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	261	—	261	152	—	152
Reclassification of net loss to interest charges	—	63	63	—	65	65
Balances, end of period	$(7,713)	$(4,194)	$(11,907)	$(4,996)	$(4,450)	$(9,446)

	FOR THE NINE MONTHS ENDED SEPT. 30, 2026			FOR THE NINE MONTHS ENDED SEPT. 30, 2025
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,494)	$(4,386)	$(12,880)	$(5,457)	$(4,642)	$(10,099)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	781	—	781	461	—	461
Reclassification of net loss to interest charges	—	192	192	—	192	192
Balances, end of period	$(7,713)	$(4,194)	$(11,907)	$(4,996)	$(4,450)	$(9,446)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

Note 17 — Equity Purchase Agreement
The Proposed Cleco Group Sale Transaction remains subject to customary closing conditions, including receipt of the required regulatory approval from the LPSC, for which Cleco filed an application on June 16, 2026. The waiting period under the HSR Act expired on October 22, 2026, and FERC approved the transaction on October 28, 2026. Pending closing, Cleco is required to operate in the ordinary course of business, subject to certain consent rights of Stonepeak and Bernhard Capital Partners. The Proposed Cleco Group Sale Transaction is expected to close in December 2026, subject to the satisfaction of the remaining closing conditions.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2026, and 2025.

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
Cleco’s current and near-term areas of focus include supporting continued customer load growth, maintaining system reliability, advancing generation and transmission planning, and executing strategic capital investments designed to support long-term customer and stakeholder needs, and completing the Proposed Cleco Group Sale Transaction. These and other significant events and strategic initiatives impacting Cleco and Cleco Power are discussed below.

Equity Purchase Agreement
On April 24, 2026, Cleco Partners entered into an equity purchase agreement to sell Cleco Group to Stonepeak and Bernhard Capital Partners, which is expected to close in December 2026. For more information on this transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Equity Purchase Agreement.”

Regulatory Structure and Rate Case Outlook
Cleco Power’s retail rates are governed by an FRP approved by the LPSC, which allows for annual adjustments based on an ROE. The current FRP includes a target ROE of 9.7% and refund obligations for earnings above 10.3%. The FRP also included a residential revenue decoupling pilot mechanism, which has concluded, with related rate adjustments expected to begin July 1, 2027.
On June 23, 2026, Cleco Power filed its next base rate proceeding with the LPSC, with anticipated new rates to be effective July 1, 2027. The filing addresses Cleco Power's cost of service, capital investment requirements, and other factors affecting customer rates. The proceeding remains pending, and Cleco Power continues to respond to data requests and provide supporting information in connection with the regulatory review of its filed testimony.

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

Planet
Cleco is expanding renewable and electrification initiatives and transitioning away from coal-fired generation. These efforts support Cleco's long-term ambition of achieving net-zero GHG emissions by 2050. Progress toward this ambition will depend

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
on factors such as policy developments, load growth, technology advancements, and implementation feasibility.

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

Generation Planning
Cleco Power is participating in MISO's ERAS process and evaluating generation alternatives to support future reliability and capacity needs. In August 2026, Cleco Power entered into an equipment reservation agreement for a proposed combined-cycle gas turbine generation project and continues development activities. ERAS provides an accelerated interconnection pathway for certain generation resources, while MISO's Definitive Planning Phase remains the primary interconnection process for most projects. The timing, cost, and outcome of these processes may affect Cleco Power's future resource planning and capital investment decisions.

Decarbonization Initiatives
Management is considering the most economically viable decarbonization strategies to address carbon emissions from Cleco Power’s solid fuel generating units.

Renewable and Electrification Initiatives
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by DESRI. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco Power’s transmission grid. Cleco Power currently expects commercial operations to begin by the end of 2026, subject to satisfaction of applicable conditions and project milestones.
Cleco Power is evaluating potential future resources to diversify its generation portfolio as part of its IRP process and is engaging with customers to assess demand for potential renewable energy offerings. For more information about Cleco Power’s IRP, see “— Financial Condition — Regulatory and Other Matters — IRP.”
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, infrastructure for light-duty electric vehicles and forklifts, and electric vehicle charging sites, among others.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project provides savings through a reduction in outage restoration time and improved operational efficiencies. The project also improves safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $111.4 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of September 30, 2026, Cleco Power has spent $95.3 million on the project.

Grid Resiliency and Hardening
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power’s grid resiliency plan is a 10-year plan that identifies an estimated 1,400 projects with a total investment of approximately $510.0 million. Phase I of the plan, as approved by the LPSC in November 2025, includes approximately $200.0 million of project investments to be completed over five years. Effective January 1, 2026, Cleco Power began collecting revenues under the LPSC-approved Grid Resiliency Rate Rider, which provides for contemporaneous recovery of prudently incurred costs associated with Phase I, subject to a semi-annual true-up and prudency review by the LPSC. As a result of the prudency review process, certain costs could be subject to disallowance. Management anticipates that costs incurred under future phases of the grid resiliency plan will continue to be recovered through this mechanism.
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
In connection with certain large‑load growth and interconnection projects, Cleco Power has received customer

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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

RESULTS OF OPERATIONS

Summary of Consolidated Results

Comparison of the Three and Nine Months Ended September 30, 2026, and 2025
	FOR THE THREE MONTHS ENDED SEPT. 30,					FOR THE NINE MONTHS ENDED SEPT. 30,
	CLECO POWER			OTHER SEGMENTS	CLECO	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	2026	2025	VARIANCE*	VARIANCE*	VARIANCE*	2026	2025	VARIANCE*	VARIANCE*	VARIANCE*
Operating revenue
Base	$256,634	$237,027	$19,607	$—	$19,607	$654,579	$610,434	$44,145	$—	$44,145
Fuel cost and purchased power recovery	131,627	134,515	(2,888)	—	(2,888)	349,298	321,074	28,224	—	28,224
Other operations	40,735	33,835	6,900	(1,577)	5,323	101,665	87,672	13,993	(5,146)	8,847
Affiliate revenue	242	244	(2)	2	—	733	734	(1)	1	—
Operating revenue, net	429,238	405,621	23,617	(1,575)	22,042	1,106,275	1,019,914	86,361	(5,145)	81,216
Operating expenses
Recoverable fuel and purchased power	131,665	134,491	2,826	—	2,826	349,263	321,052	(28,211)	—	(28,211)
Non-recoverable fuel and purchased power	9,241	13,196	3,955	—	3,955	24,123	19,340	(4,783)	—	(4,783)
Other operations and maintenance	69,567	67,374	(2,193)	1,651	(542)	210,788	187,889	(22,899)	3,946	(18,953)
Depreciation and amortization	56,491	52,209	(4,282)	139	(4,143)	157,777	151,039	(6,738)	116	(6,622)
Taxes other than income taxes	16,603	15,943	(660)	15	(645)	49,256	45,386	(3,870)	(487)	(4,357)
Total operating expenses	283,567	283,213	(354)	1,805	1,451	791,207	724,706	(66,501)	3,575	(62,926)
Operating income	145,671	122,408	23,263	230	23,493	315,068	295,208	19,860	(1,570)	18,290
Interest income	5,231	1,408	3,823	(2,578)	1,245	10,608	7,434	3,174	(2,723)	451
AFUDC - equity funds	1,501	780	721	—	721	4,264	2,213	2,051	—	2,051
Other income, net	1,118	2,433	(1,315)	(1,281)	(2,596)	4,946	2,723	2,223	1,647	3,870
Interest charges	29,761	26,631	(3,130)	486	(2,644)	89,225	78,566	(10,659)	376	(10,283)
Federal and state income tax expense	39,966	20,269	(19,697)	758	(18,939)	66,023	44,715	(21,308)	150	(21,158)
Net income	$83,794	$80,129	$3,665	$(2,385)	$1,280	$179,638	$184,297	$(4,659)	$(2,120)	$(6,779)
* Favorable/(Unfavorable)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
The changes in Cleco’s and Cleco Power’s results of operations are primarily attributable to the following:

Base

Three Months Ended September 30, 2026
Base revenue increased $19.6 million primarily due to $9.8 million of higher usage due to warmer summer weather, $4.8 million of increased retail revenue largely attributable to higher demand charges from new industrial customers, $3.0 million of lower refunds under the residential revenue decoupling mechanism, and $1.8 million related to the absence of the amortization of carrying charges on the associated Dolet Hills regulatory asset.

Nine Months Ended September 30, 2026
Base revenue increased $44.1 million primarily due to $32.4 million of higher retail revenue, driven by an increase in the IICR and higher demand charges from new industrial customers, $8.7 million related to changes in the residential revenue decoupling mechanism, and $3.9 million of higher usage resulting from warmer summer weather. These increases were partially offset by $2.3 million from higher amortization of carrying charges on the Dolet Hills regulatory asset.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,			FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	FAVORABLE/ (UNFAVORABLE)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$142,357	$130,700	8.9%	$333,019	$315,170	5.7%
Commercial	70,407	69,156	1.8%	199,768	190,822	4.7%
Industrial	39,190	32,262	21.5%	107,365	89,235	20.3%
Other retail	3,706	3,635	2.0%	11,060	10,705	3.3%
Total retail	255,660	235,753	8.4%	651,212	605,932	7.5%
Sales for resale	974	1,274	(23.5)%	3,367	4,502	(25.2)%
Total base revenue	$256,634	$237,027	8.3%	$654,579	$610,434	7.2%

	FOR THE THREE MONTHS ENDED SEPT. 30,			FOR THE NINE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2026	2025	FAVORABLE/ (UNFAVORABLE)	2026	2025	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,257	1,175	7.0%	2,976	2,992	(0.5)%
Commercial	843	788	7.0%	2,151	2,095	2.7%
Industrial	717	580	23.6%	2,002	1,681	19.1%
Other retail	30	32	(6.3)%	88	93	(5.4)%
Total retail	2,847	2,575	10.6%	7,217	6,861	5.2%
Sales for resale	2	7	(71.4)%	34	172	(80.2)%
Total retail and wholesale customer sales	2,849	2,582	10.3%	7,251	7,033	3.1%

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
The following table shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

	FOR THE THREE MONTHS ENDED SEPT. 30,					FOR THE NINE MONTHS ENDED SEPT. 30,
				% CHANGE					% CHANGE
	2026	2025	NORMAL	PRIOR YEAR	NORMAL	2026	2025	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	*	*	*	*	*	700	893	889	(21.6)%	(21.3)%
Cooling degree-days	1,765	1,656	1,564	6.6%	12.9%	3,053	2,955	2,647	3.3%	15.3%
*Heating degree days are not presented for the three months ended September 30, 2026, and 2025 because heating-related weather conditions are not significant during the period.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. For the three and nine months ended September 30, 2026, approximately 99.9% and 99.7%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three and nine months ended September 30, 2026, were impacted primarily by increased generation as compared to the three and nine months ended September 30, 2025.

Other Operations Revenue

Three Months Ended September 30, 2026
Other operations revenue increased $5.3 million primarily due to the recognition of carrying charges on accumulated unreimbursed storm restoration costs.

Nine Months Ended September 30, 2026
Other operations revenue increased $8.8 million primarily due to $5.3 million of higher transmission revenue attributable to increased rates and changes in transmission service arrangements, $5.1 million for the recognition of carrying charges on accumulated unreimbursed storm restoration costs, and $4.4 million of higher securitization revenue at Cleco Power. These increases were partially offset by $5.2 million related to the absence of other service agreement revenue associated with the Cleco Cajun Divestiture.

Non-Recoverable Fuel and Purchased Power

Three Months Ended September 30, 2026
Non-recoverable fuel and purchased power decreased $4.0 million primarily due to $2.8 million associated with the regulatory treatment of certain purchased power costs in the Northlake service territory and $1.8 million of lower MISO transmission charges.

Nine Months Ended September 30, 2026
Non-recoverable fuel and purchased power increased $4.8 million primarily due to $8.1 million associated with the regulatory treatment of certain purchased power costs in the Northlake service territory, partially offset by $5.0 million of lower MISO transmission charges.

Other Operations and Maintenance

Nine Months Ended September 30, 2026
Other operations and maintenance expense increased $19.0 million primarily due to $6.3 million of higher distribution right-of-way maintenance costs, $4.8 million of higher generation operations expenses, $3.2 million of higher generation maintenance largely attributable to routine plant maintenance expenses, $2.9 million of computer software maintenance expenses, $2.6 million of higher distribution operations expenses related to increased costs for contracted underground utility locating services, and $1.5 million of higher general liability expenses. These increases were partially offset by $4.3 million of lower energy efficiency program costs for public entities and $1.7 million of lower information technology outside service expenses.

Depreciation and Amortization

Three Months Ended September 30, 2026
Depreciation and amortization increased $4.1 million primarily due to $2.0 million of higher depreciation from normal recurring additions to fixed assets, $1.1 million of higher amortization of securitized intangible assets, and $0.8 million due to the timing of amortization of various regulatory assets.

Nine Months Ended September 30, 2026
Depreciation and amortization increased $6.6 million primarily due to $7.5 million of higher depreciation from normal recurring additions to fixed assets and $1.8 million of higher amortization of securitized intangible assets. These increases were partially offset by $2.1 million due to the timing of amortization of various regulatory assets.

Taxes Other Than Income Taxes

Nine Months Ended September 30, 2026
Taxes other than income taxes increased $4.4 million primarily due to higher property tax rates.

Other Income, Net

Three Months Ended September 30, 2026
Other income, net decreased $2.6 million primarily due to unfavorable market changes in the cash surrender value of company-owned life insurance policies.
Nine Months Ended September 30, 2026
Other income, net increased $3.9 million primarily due to $3.1 million of higher oil and gas royalties and $1.5 million of lower non-service pension and benefit costs.

Interest Charges

Three Months Ended September 30, 2026
Interest charges increased $2.6 million primarily due to higher debt balances associated with Cleco Power’s $350.0 million senior notes issued in November 2025 and Cleco Holdings’ $250.0 million bank term loan entered into in April 2026. These increases were partially offset by the maturity of Cleco Holdings’ $360.0 million senior notes in May 2026.

Nine Months Ended September 30, 2026
Interest charges increased $10.3 million primarily due to higher debt balances associated with Cleco Power’s $350.0 million senior notes issued in November 2025, the energy transition bonds issued by Cleco Securitization II in March 2025, and Cleco Holdings’ $250.0 million bank term loan entered into in April 2026. These increases were partially offset by lower interest associated with Cleco Power debt repayments and maturities, lower interest on revolving credit facility borrowings, and the maturity of Cleco Holdings’ $360.0 million senior notes in May 2026.

Income Taxes
For more information on Cleco’s and Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three and nine months ended September 30, 2026, and 2025:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2026	2025	2026	2025
Net income	$83,794	$80,129	$179,638	$184,297
Add: Depreciation and amortization	56,491	52,209	157,777	151,039
Less: Interest income	5,231	1,408	10,608	7,434
Add: Interest charges	29,761	26,631	89,225	78,566
Add: Federal and state income tax expense	39,966	20,269	66,023	44,715
EBITDA	$204,781	$177,830	$482,055	$451,183

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditures not funded through operating cash flows depends on access to short- and long-term capital markets. Credit ratings are an important factor in maintaining that access and the associated cost of financing. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2026:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	A-	A-	A3	BBB+
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

In May 2026, Fitch upgraded its rating for Cleco Power’s senior unsecured debt from BBB+ to A- and its corporate/long-term issuer rating from BBB to BBB+. Fitch revised its rating primarily due to Cleco Power’s strong financial performance following the completion of the securitization financing of Cleco Securitization II. Fitch also updated Cleco Power’s rating outlook from positive to stable.
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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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
Working Capital and Debt
At September 30, 2026, Cleco Power’s working capital surplus was $199.3 million, compared to $164.4 million at December 31, 2025, reflecting an increase of $34.9 million.
At September 30, 2026, Cleco’s working capital surplus was $218.4 million, compared to a working capital deficit of $74.2 million at December 31, 2025, reflecting an increase of $292.6 million.
The following table summarizes the key drivers of the changes in working capital variances between September 30, 2026, and December 31, 2025.

	CLECO POWER			OTHER SEGMENTS	CLECO
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025	VARIANCE(1)	VARIANCE(1)	VARIANCE(1)
Current assets
Cash and cash equivalents	$295,738	$162,660	$133,078	$4,330	$137,408
Restricted cash and cash equivalents	22,100	33,865	(11,765)	—	(11,765)
Customer accounts receivable	73,893	53,053	20,840	—	20,840
Accounts receivable - affiliate	—	9	(9)	(52)	(61)
Receivable - Cleco Cajun Divestiture	—	—	—	(108,445)	(108,445)
Other accounts receivable	34,630	67,449	(32,819)	(46)	(32,865)
Unbilled revenue	56,176	47,453	8,723	—	8,723
Fuel inventory, at average cost	83,903	84,951	(1,048)	—	(1,048)
Materials and supplies, at average cost	218,218	183,085	35,133	—	35,133
Energy risk management assets(2)	1,464	2,452	(988)	—	(988)
Accumulated deferred fuel(2)	26,997	25,711	1,286	—	1,286
Cash surrender value of company/trust-owned life insurance policies	6,785	7,813	(1,028)	4,502	3,474
Prepayments	64,636	60,702	3,934	(306)	3,628
Regulatory assets	25,706	37,923	(12,217)	(116)	(12,333)
Other current assets	2,236	353	1,883	3,263	5,146
Total current assets(2)	912,482	767,479	145,003	(96,870)	48,133
Current liabilities
Long-term debt due within one year	306,021	254,943	(51,078)	359,883	308,805
Accounts payable(2)	124,893	133,283	8,390	1,803	10,193
Accounts payable - affiliate	11,325	13,038	1,713	(32,261)	(30,548)
Customer deposits	53,826	58,787	4,961	—	4,961
Provision for customer refund	228	20,900	20,672	—	20,672
Taxes payable	129,537	28,454	(101,083)	5,666	(95,417)
Interest accrued	30,646	13,891	(16,755)	388	(16,367)
Energy risk management liabilities(2)	9,400	10,890	1,490	—	1,490
Regulatory liabilities	9,696	10,199	503	—	503
Deferred compensation	—	—	—	17,243	17,243
Postretirement benefit obligations	15,206	22,530	7,324	—	7,324
Energy transition reserves	2,825	10,730	7,905	—	7,905
Other current liabilities	19,588	25,414	5,826	1,865	7,691
Total current liabilities(2)	713,191	603,059	(110,132)	354,587	244,455
Working capital surplus	$199,291	$164,420	$34,871	$257,717	$292,588
(1) Favorable/(Unfavorable)
(2) Energy risk management assets, Accumulated deferred fuel, Accounts payable, and Energy risk management liabilities do not include FTRs. FTR activity is not included in working capital.

Summary of Consolidated Results
The $292.6 million increase in Cleco’s working capital is primarily due to:

•a $308.8 million decrease in long-term debt due within one year primarily due to repayment of Cleco Holdings’ $360.0 million 3.743% senior notes at maturity, partially offset by the reclassification of Cleco Power’s $50.0 million senior notes to long-term debt due within one year. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt,”
•a $137.4 million increase in cash and cash equivalents,

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
•a $35.1 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs at Cleco Power,
•a $20.8 million increase in customer accounts receivable primarily reflecting higher revenues from warmer summer weather and the timing of customer collections,
•a $20.7 million decrease in provision for customer refund primarily due to the third quarter 2026 refunds issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review,
•a $17.2 million decrease in deferred compensation primarily due to the reclassification to long-term deferred compensation,
•a $10.2 million decrease in accounts payable primarily due to lower information technology, materials inventory, MISO, and energy efficiency accruals, partially offset by higher accruals for generation, transmission, construction, and reliability bonuses, as well as petroleum coke purchases,
•an $8.7 million increase in unbilled revenue primarily due to higher customer usage resulting from warmer summer weather,
•a $7.9 million decrease in energy transition reserve primarily due to the changes in forecasted costs resulting in a reclassification of amounts to long-term,
•a $7.7 million decrease in other current liabilities primarily due to pension contributions, the reclassification of short-term Dolet Hills ARO obligations, lower accruals for engineering studies, and the timing of long-term incentive plan compensation payments, and
•a $7.3 million decrease in postretirement benefit obligations primarily due to a decrease in return on assets, the reclassification of obligations to long-term and an adjustment to the required contributions, partially offset by higher interest and service costs.

These increases in working capital were partially offset by:

•a $108.4 million decrease in the Cleco Cajun Divestiture receivable primarily due to the receipt of the remaining sale proceeds on May 29, 2026,
•a $95.4 million increase in taxes payable primarily due to higher federal and state income taxes and property tax accruals due to the timing of payments,
•a $32.9 million decrease in other accounts receivable primarily due to lower customer reimbursements, CIAC receivables, and general liability receivables, partially offset by the timing of the collection of pole attachment rents,
•a $30.5 million increase in accounts payable - affiliate primarily due to affiliate settlements related to tax returns filed at Cleco Group,
•a $16.4 million increase in interest accrued primarily due to the timing of interest payments on long-term debt,
•a $12.3 million decrease in regulatory assets primarily due to the amortization of Northlake transmission costs and the reclassification of the Dolet Hills ARO regulatory asset for decommissioning to long-term, and
•an $11.8 million decrease in restricted cash and cash equivalents.

Debt
For more information on Cleco Power’s long-term debt due within one year, see Item 1, “Notes to the Unaudited
Condensed Consolidated Financial Statements — Note 7 — Debt.”

Liquidity
The following tables present the total liquidity for Cleco and Cleco Power at September 30, 2026, and December 31, 2025:

Cleco
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$308,464	$171,056
Cleco Power revolving credit facility(1)	300,000	300,000
Cleco Holdings revolving credit facility(1)	175,000	175,000
Total liquidity	$783,464	$646,056
(1) At September 30, 2026, and December 31, 2025, Cleco Holdings and Cleco Power had no outstanding draws under their respective revolving credit facilities.

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2026	AT DEC. 31, 2025
Cash and cash equivalents	$295,738	$162,660
Revolving credit facility(1)	300,000	300,000
Total liquidity	$595,738	$462,660
(1) At September 30, 2026, and December 31, 2025, Cleco Power had no outstanding draws under its revolving credit facility.

Credit Facilities
At September 30, 2026, Cleco had two separate revolving credit facilities, a $175.0 million facility for Cleco Holdings and a $300.0 million facility for Cleco Power with no outstanding borrowings under either facility. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco Holdings is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At September 30, 2026, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2026, the borrowing costs under Cleco Holdings’ revolving credit agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At September 30, 2026, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2026, the borrowing costs under Cleco Power’s revolving credit agreement were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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

Concentrations of Credit Risk
At September 30, 2026, and December 31, 2025, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting Instruments — Concentrations of Credit Risk.”

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco
Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2026, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2026, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. At September 30, 2026, Cleco was in compliance with the provisions of the 2016 Merger Commitments that would restrict Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cleco - Cash Flows
Cash Flows Comparison for the Nine Months Ended September 30, 2026, and 2025

	FOR THE NINE MONTHS ENDED SEPT. 30,
		CLECO POWER				CLECO
(THOUSANDS)	2026	2025	VARIANCE	2026	2025	VARIANCE
Operating activities
Net income, adjusted for non-cash items(1)	$304,863	$381,398	$(76,535)	$308,028	$372,209	$(64,181)
Changes in assets and liabilities
Accounts receivable	(15,199)	(34,592)	19,393	(19,752)	(37,414)	17,662
Fuel inventory and materials and supplies	(34,085)	(14,159)	(19,926)	(34,085)	(14,159)	(19,926)
Prepayments	(20,732)	(36,845)	16,113	(20,482)	(37,968)	17,486
Accounts payable	(26,541)	(7,622)	(18,919)	(27,631)	(9,749)	(17,882)
Taxes accrued	99,292	56,340	42,952	124,041	46,982	77,059
Other operating items with immaterial variances(2)	(40,723)	(42,308)	1,585	(59,527)	(67,168)	7,641
Net cash provided by operating activities	$266,875	$302,212	$(35,337)	$270,592	$252,733	$17,859
Investing activities
Additions to property, plant, and equipment	$(362,048)	$(251,200)	$(110,848)	$(363,881)	$(251,223)	$(112,658)
CIAC, net of refunds	184,698	11	184,687	184,698	11	184,687
Proceeds from the sale of discontinued operations	—	—	—	113,046	—	113,046
Other investing items with immaterial variances(2)	3,619	2,024	1,595	3,619	2,024	1,595
Net cash used in investing activities	$(173,731)	$(249,165)	$75,434	$(62,518)	$(249,188)	$186,670
Financing activities
Draws on revolving credit facilities	$—	$105,000	$(105,000)	$130,000	$153,000	$(23,000)
Payments on revolving credit facilities	—	(180,000)	180,000	(130,000)	(180,000)	50,000
Issuances of long-term debt	—	305,000	(305,000)	249,525	305,000	(55,475)
Repayment of long-term debt	(19,219)	(190,087)	170,868	(379,219)	(190,087)	(189,132)
Other financing items with immaterial variances(2)	(136)	(12,311)	12,175	(260)	(12,311)	12,051
Net cash (used in) provided by financing activities	$(19,355)	$27,602	$(46,957)	$(129,954)	$75,602	$(205,556)
(1) Non-cash items primarily include depreciation and amortization, unearned compensation, AFUDC - equity funds, deferred income taxes, and market-driven changes in the cash surrender value of company/trust-owned life insurance.
(2) For purposes of this analysis, management considered variances to be immaterial if they remained within plus or minus $10.0 million.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
Summary of Consolidated Results

Net Operating Cash Flows
Cleco’s net cash provided by operating activities increased $17.9 million primarily due to changes in taxes accrued, accounts receivable, and prepayments. These increases were partially offset by lower net income, adjusted for non-cash items, primarily consisting of deferred income taxes, and changes in fuel inventory, materials and supplies inventory, and accounts payable. For more information on net income, see the discussion of operating results for the nine months ended September 30, 2026, and 2025 in “— Results of Operations — Summary of Consolidated Results.” For more information on deferred income taxes, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes.”
Year-over-year changes in working capital accounts also materially impact the net cash provided by operating activities. For more information on these changes in working capital, see “— Working Capital.”

Net Investing Cash Flows
Cleco’s net cash used in investing activities decreased $186.7 million primarily due to the receipt of the remaining sale proceeds from the Cleco Cajun Divestiture and higher CIAC, net of refunds. The increase in CIAC was driven primarily by transactions with a data center developer, as well as the timing of receipts and increased customer-funded construction activity. These increases were partially offset by higher additions to property, plant, and equipment, net of AFUDC, which included a $55.0 million payment made in August 2026 to reserve manufacturing capacity for certain generation equipment for Cleco Power's proposed new combined-cycle gas turbine generating facility.
For more information on the data center developer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Related-Party Transactions.”
For more information on the equipment reservation payment, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Regulatory Matters — Other Regulatory Matters — Other Deferred Costs.”

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
On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act establishing GHG emission standards for existing fossil fuel-fired electric generating units (the Section 111d GHG Rule) and New Source Performance Standards for modified coal-fired units and new or reconstructed stationary combustion turbines. On September 17, 2026, the EPA published a final rule repealing most provisions of the May 9, 2024, rule, including the guidelines under the Section 111d GHG Rule, the carbon capture and sequestration/storage (CCS) standards for coal-fired generating units undergoing a large modification, and the CCS-based standards for new baseload stationary combustion turbines. Currently, Cleco does not expect the repeal to result in changes to the operation of its existing generating units.
Cleco continues to monitor and evaluate environmental regulatory developments that could affect its generating units. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
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

Regional Transmission Organization
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

Electric Reliability Organization (ERO)
NERC, under oversight by FERC, develops and enforces mandatory reliability standards for the bulk power system and delegates compliance oversight authority to SERC. Cleco Power is subject to periodic Reliability Standards and Critical Infrastructure Protection (CIP) audits, with the next audits scheduled to begin in 2028.
Management cannot predict the outcome of future audits or whether any resulting findings could materially affect the Registrants’ results of operations, financial condition, or cash flows. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I,
Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Retail Electric Markets
The LPSC does not grant exclusive service territories to regulated electric utilities. Instead, retail electric service is provided under long-term nonexclusive franchises and governed by the LPSC’s “300-foot rule,” which generally requires customers to take service from the utility with facilities located within 300 feet of the customer. Application of this rule results in competition for customers at the boundaries of Cleco Power’s service territory.

IRP
Cleco Power continues to advance its integrated resource planning process, which is intended to evaluate long-term resource needs and alternatives for serving customer demand. The LPSC approved Cleco Power's request to combine its interim IRP and next four-year IRP cycle into a single proceeding. Cleco Power is currently preparing the combined IRP for filing with the LPSC in May 2027.

Service Quality Plan (SQP)
Although the LPSC-approved SQP expired in December 2020, Cleco Power continues to operate and report under the framework of the prior SQP, which includes performance metrics related to customer service, reliability, and vegetation management. An amended and extended SQP was submitted to the LPSC in October 2024 but has not yet been finalized. Accordingly, Cleco Power continued reporting under the existing SQP framework in its March 2026 filing. In connection with its 2027 rate case, Cleco Power has proposed a new SQP and continues to work with the LPSC regarding its review and approval.

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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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
At September 30, 2026, neither Cleco Holdings nor Cleco Power had outstanding borrowings under their respective revolving credit facilities of $175.0 million and $300.0 million. Accordingly, a 1% increase in short-term variable interest rates would not have affected annualized pretax earnings.
At September 30, 2026, Cleco Holdings had a $250.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.50% or ABR plus 0.50%, for an all-in interest rate of 5.40%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.5 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings at September 30, 2026, was 5.19%.
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

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q
facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the nine months ended September 30, 2026, Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. Cleco Power monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco Power uses a parametric risk modeling approach to estimate VaR using a combination of implied and historical volatilities within a five-day holding period at a 95% confidence interval. Given Cleco Power’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2026			FOR THE NINE MONTHS ENDED SEPT. 30, 2026
(THOUSANDS)	AT SEPT. 30, 2026	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco Power	$5,824	$6,434	$5,459	$6,104	$12,607	$4,060	$6,839

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 5 — Fair Value Accounting Instruments” and “Note 6 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2026. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

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

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2026 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: November 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Samuel Kennedy
Samuel Kennedy
Controller and Chief Accounting Officer

Date: November 6, 2026